Form 10QSB
period 1996-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 1996-06-13
CIK 878547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     ----------------    ---------------

                         Commission file number 0-23268
                                               --------

                        AMERICAN TECHNOLOGIES GROUP, INC.
                  ---------------------------------------------
                  (Name of small business issuer in its charter)

                  NEVADA                                95-4307525
                  ------                                ----------
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

                1017 SOUTH MOUNTAIN AVENUE, MONROVIA, CA. 91016
              --------------------------------------------------
              (Address of principal executive offices) (zip code)

                   Issuer's telephone number: (818) 357-5000

   Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---    ---

   As of June 12, 1996, the registrant had 16,115,139 shares of Common Stock outstanding.

                              TABLE OF CONTENTS

                                                                           PAGE
PART 1     FINANCIAL INFORMATION

ITEM 1     Financial Statements

           Condensed Consolidated Balance Sheets as of July 31, 1995
           and April 30, 1996 (unaudited)                                    3

           Condensed Consolidated Statements of Operations for the Nine
           and Three Months ended April 30, 1995 and 1996 (unaudited)        5

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended April 30, 1995 and 1996 (unaudited)                  6

           Notes to the Condensed Consolidated Financial Statements          7

ITEM 2     Management's Discussion and Analysis of Operations               13

PART II    OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1995 AND APRIL 30, 1996 (UNAUDITED)

                                                       JULY 31,      APRIL 30,
ASSETS                                                  1995           1996
- - -------------------------------------------------------------------------------
                                                                    (unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                         $    86,019    $1,751,407
   Accounts Receivable (net of $10,000 allowance)         93,633        50,174
   Inventory                                              75,000        51,202
   Marketable Securities                                  39,400        29,404
   Advances to Stockholders/Officers                           -         2,500
   Other Current Assets                                   37,632        37,657
                                                     -----------    ----------
      Total Current Assets                               331,684     1,922,344

PROPERTY, EQUIPMENT AND MINERAL PROPERTIES
   Buildings and Equipment                             2,582,482     2,886,783
   Mineral Properties                                  2,711,687     2,711,687
   Accumulated Depreciation                             (142,147)     (198,949)
                                                     -----------    ----------
      Net Property, Equipment and Mineral Properties   5,152,022     5,399,521

COMMERCIAL PROPERTY Held for Sale                      2,623,535             -

GOODWILL, Net of Accumulated Amortization of
   $1,227,717 in 1995 and $1,618,069 in 1996           2,139,023     1,749,023
                                                     -----------    ----------
   TOTAL ASSETS                                      $10,246,264    $9,070,888
                                                     -----------    ----------
                                                     -----------    ----------



              The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1995 AND APRIL 30, 1996 (UNAUDITED)

                                                       JULY 31,     APRIL 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1995          1996
- - -------------------------------------------------------------------------------
                                                                   (unaudited)
LIABILITIES
   Accounts Payable and Accrued Expenses            $  1,279,063   $    443,975
   Notes Payable - Current Portion                     3,058,792         69,238
   Subscription Production Payable                        40,720         40,720
   Deferred Subscription Revenue - Current Portion       177,541        173,794
   Due to Stockholders/Officers                                -         83,659
                                                    ------------   ------------
      Total Current Liabilities                        4,556,116        811,386

   Deferred Subscription Revenue                         205,142        156,550
   Due to Stockholders/Officers                          104,659              -
   Notes Payable - Long Term Portion                   1,005,389      1,076,908
   Deferred Tax Liability                              1,347,224      1,347,224
                                                    ------------   ------------
                                                       2,662,414      2,580,682

      Total Liabilities                                7,218,530      3,392,068
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
   Series A Convertible Preferred Stock; Par Value
     $.001; Authorized - 10,000,000 shares; Issued
     and Outstanding-378,061 at July 31, 1995 and
     378,061 at April 30, 1996                               378            378
   Series B Convertible Preferred Stock; Par Value
     $.001; Liquidation Value - $8.00 per share
     Authorized - 500,000 shares
     None issued and outstanding                               -              -
   Common Stock - Par Value $.001
     Authorized - 100,000,000 shares; Issued and
     outstanding-12,945,865 at July 31, 1995 and
     16,044,730 at April 30, 1996                         12,946         16,040

   Additional Paid in Capital                         14,487,220     20,462,561
   Stock Subscriptions                                   937,434        922,835
   Deficit                                           (12,410,244)   (15,722,994)
                                                    ------------   ------------
      Total Stockholders' Equity                       3,027,734      5,678,820
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $10,246,264     $9,070,888
                                                    ------------   ------------
                                                    ------------   ------------




              The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 1995 AND 1996 (UNAUDITED)

                                          NINE MONTHS ENDED           THREE MONTHS ENDED
                                               APRIL 30,                   APRIL 30,
                                       -------------------------  --------------------------
                                           1995          1996          1995          1996
- - --------------------------------------------------------------------------------------------
                                              (unaudited)                 (unaudited)
REVENUES
  Publishing                           $   694,077   $   168,562   $   186,550   $   116,024
  Rental Property                          103,988        39,180        31,511           --
  Product Sales                             52,338        67,671        12,901        17,982
  Other                                    523,022           --        449,436           --
                                       -----------   -----------   -----------   -----------
    Total Revenues                       1,373,425       275,413       680,398       134,006

COSTS AND EXPENSES
  Publishing Operations                    624,269       305,314       205,650       150,043
  Rental Operations                        239,203       120,026       112,968           --
  Product Sales and Marketing              195,598       383,777        21,975       198,018
  Research and Development                 326,466       372,312        90,634       160,932
  Officers' Compensation                   359,881       430,319       157,367       171,259
  General and Administrative             1,432,822     1,226,497       467,938       459,307
  Amortization of Intangible Assets        393,915       390,000       131,305       130,000
  Other                                        --         16,065           --             52
                                       -----------   -----------   -----------   -----------
    Total Costs and Expenses             3,572,154     3,244,310     1,187,837     1,269,611

MINING DEVELOPMENT LOSS                        --        511,513           --        246,528

OTHER INCOME (EXPENSE)
  Other Income (Expense)                       --        167,663           --         15,025
  Loss on Sale of Commercial Property          --       (540,000)          --            --
                                       -----------   -----------   -----------   -----------
    Other Income (Expense), Net                --       (372,337)          --         15,025

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM           2,198,729     3,852,747       507,439     1,367,108

PROVISION FOR STATE INCOME TAXES               --            --            --            --
                                       -----------   -----------   -----------   -----------
NET LOSS BEFORE EXTRAORDINARY ITEM       2,198,729     3,852,747       507,439     1,367,108

EXTRAORDINARY ITEM -
  GAIN ON EXTINGUISHMENT OF DEBT               --        540,000           --            --
                                       -----------   -----------   -----------   -----------
NET LOSS                               $ 2,198,729   $ 3,312,747   $   507,439   $ 1,367,108
                                       -----------   -----------   -----------   -----------
                                       -----------   -----------   -----------   -----------
NET LOSS PER SHARE
  Loss Before Extraordinary Item       $      0.20   $      0.27   $      0.04   $      0.09
  Extraordinary Item                           --          (0.04)          --            --
                                       -----------   -----------   -----------   -----------
    Net Loss                           $      0.20   $      0.23   $      0.04   $      0.09
                                       -----------   -----------   -----------   -----------
                                       -----------   -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               11,064,760    14,169,446    12,643,782    15,447,045
                                       -----------   -----------   -----------   -----------
                                       -----------   -----------   -----------   -----------



          The accompanying notes are an integral part of these condensed consolidated statements.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND 1996 (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     APRIL 30,
                                                           ----------------------------
                                                              1995            1996
- - ---------------------------------------------------------------------------------------
                                                                    (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
      Net Loss                                             $(2,198,729)    $(3,312,747)
  Adjustments to reconcile net loss to net cash used:
    Depreciation and Amortization                              508,832         446,802
    Interest Income on Collateralized CD                        11,959              --
    Revaluation of Marketable Securities                        30,876              --
    Loss on Sale of Property and Equipment                       1,144              --
    Stock issued for Debt Reduction                                 --         371,160
    Stock issued as Consideration for Services                 529,897         435,397
  Changes in Assets and Liabilities:
    Certificate of Deposit                                     304,017              --
    Accounts Receivable                                        (58,973)          5,130
    Inventory                                                  (57,740)             --
    Other Current Assets                                        65,744             611
    Accounts Payable and Accrued Expenses                       22,850        (982,733)
    Note Payable Due to Stockholders/Officers                  (23,427)        (19,500)
    Other Current Liabilities                                       --         (93,810)
                                                           -----------     -----------
      Net Cash Provided by/(Used in) Operating Activities     (863,550)     (3,149,690)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of Building Improvements                            (51,887)             --
  Purchase of Property and Equipment                        (1,584,632)       (304,301)
  Proceeds from Sale of Property and Equipment                   7,800              --
  Proceeds from Sale of Commercial Properties                       --         500,117
  Proceeds from Sale of Marketable Securities                       --           9,996
  Purchase of Leasehold Improvement                            (69,985)             --
  Investment in New Concept Mining, Inc.                    (2,851,450)             --
  Purchase of final 15% of Final Frontier, Inc.               (390,000)             --
  Advances to Stockholders/Officers                                 --          (4,000)
                                                           -----------     -----------
      Net Cash Provided by/(Used in) Investing Activities   (4,940,154)        201,872

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Notes Payable                                   (354,296)       (347,122)
  Net Proceeds from Stock Issuance                           4,345,374       4,960,328
  Net Proceeds from Issuance of Notes Payable                1,489,000              --
                                                           -----------     -----------
      Net Cash Provided by/(Used in) Financing Activities    5,480,078       4,613,206
                                                           -----------     -----------
NET INCREASE (DECREASE) IN CASH                               (323,626)      1,665,388

CASH AND CASH EQUIVALENTS, Beginning of Period                 436,895          86,019
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, End of Period                   $   113,269     $ 1,751,407
                                                           -----------     -----------
                                                           -----------     -----------



         The accompanying notes are an integral part of these condensed consolidated statements.

                       AMERICAN TECHNOLOGIES GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and the nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.

2.  ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

      a.  ORGANIZATION AND LINE OF BUSINESS

      American Technologies Group, Inc., (the Company or ATG) was formed on September 27, 1988, and merged with an inactive publicly owned company named One Stop Printing, Inc., a Minnesota corporation, formerly General Cybernetics Corporation. General Cybernetics Corporation was incorporated in September 1968 and was merged with and changed its name to One Stop Printing, Inc., in December 1972. In February 1991, First Western Acquisitions, Inc., (FWA), a newly-formed Nevada Corporation, acquired effective control of the Company in a reverse merger transaction with the inception of the new entity beginning in February 1991 using the name ATG. Prior to February 1991, the Company was inactive. ATG was in the development stage until July 1994 at which time it acquired the publishing business of Final Frontier Publishing, Inc. Also in fiscal 1995, and subsequent periods, the Company has realized revenue from certain of its environmental solutions products.

      In July 1994, ATG acquired an 85 percent interest in Final Frontier Publishing Inc., (Final Frontier - now ATG Media, Inc.), a Minnesota corporation. The Final Frontier acquisition was accounted for by the purchase method of accounting with the results of operations of Final Frontier consolidated with the results of the Company from the date of acquisition (July 29, 1994). In August 1994, ATG completed the acquisition of the remaining 15 percent interest of Final Frontier at which time it became a wholly-owned subsidiary.

      In April 1995, ATG acquired 100 percent of the Common Stock of New Concept Mining, Inc. (New Concept Mining), a Nevada corporation. The acquisition of New Concept Mining was accounted for by the purchase method of accounting with the results of operations of New Concept Mining consolidated with the results of the Company from the date of acquisition (April 21, 1995).

      ATG is principally involved in developing technological solutions to environmental problems. The activities include, among others, the distribution of non-CFC refrigerants, the development and commercialization of products designed to improve the combustion from the burning of fossil fuels, a device which utilizes helium clusters to produce a high energy beam capable of remediation of toxic waste (Baser Technology), technologies for the clean-up and filtering of oil and gas production water, waste water and sewage, and a device for desalinization of water.

      In September 1995, the Company entered into a non-exclusive Distribution Agreement with Greencool Technology, Inc., whereby the Company obtained the rights to distribute certain non-CFC refrigerants in the United States. The Distribution Agreement requires attainment of certain minimum sales quantities by the Company as well as equal sharing of profits, as defined by the parties. The Company shall be offered first right of refusal to a similar distribution agreement for Mexico providing it complies with the terms of the agreement. The Agreement expires on December 31, 1997 and provides for a three year renewal option by agreement of the parties.

      ATG Media, Inc., develops and markets space and technology related publications, books and merchandise for the space professional, space enthusiast and educational markets. ATG Media's principal publication is Final Frontier Magazine which was first published in 1986.

      New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. The mineral properties acquired are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago.

      b.  SIGNIFICANT BUSINESS RISKS

      Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon: 1) its ability to obtain sufficient additional capital in the short term, 2) generate significant revenue through its existing assets and operating businesses which it has acquired,
      3) develop its mineral properties which are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago, and 4) overcome significant product development issues. The Company plans to raise additional working capital through private or public offerings, as well as, attain a listing of its stock for trading in the NASDAQ SmallCap Market. The successful outcome of these activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to develop its mineral properties and execute its business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.  COMMERCIAL PROPERTIES AND REAL ESTATE OPERATIONS

In fiscal 1994, the Company purchased from a bank a rental property in Pasadena, California for $550,546 including improvement costs. The Company recorded a loss of $44,710 on this property in fiscal 1994.

In November 1995, the Company sold this property for net proceeds of approximately $447,000. The sale generated a loss of approximately $45,000, which was recorded in fiscal 1995. The property has been classified within commercial properties held for sale in the accompanying July 31, 1995 consolidated balance sheet.

In May 1991, the Company purchased from T/S Financial Services, Inc., (T/S) a four story commercial building in Pomona, California for an adjusted appraised value of $3,200,000. In connection with this acquisition, the Company paid cash of $44,000, assumed obligations of $2,103,167 and issued 1,119,620 shares of ATG Common Stock to T/S. In December 1995, with respect to the commercial property and note payable, the Company entered into an Agreement with a thrift and loan to issue a deed in lieu of foreclosure and to discharge the related note payable. In accordance with the Agreement, the property was transferred to the lender and the parties agreed to settle, dismiss covenant not to sue and to release one another in full with respect to certain claims and obligations. In addition, the lender received
130,000 shares of ATG Common Stock. The Company incurred a loss of approximately $1,000,000 by transferring the property offset by a gain of approximately $540,000 realized by satisfaction of the outstanding note payable and related issuance of stock. The resulting net loss of approximately $460,000 was recorded in the consolidated statement of operations in fiscal 1995. The $540,000 gain on the extinguishment of debt has been reflected in the accompanying statement of operations as a extraordinary item.

4.  CAPITAL STOCK

     a. COMMON STOCK

     During the nine months ended April 30, 1996, the Company issued a total of 2,899,306 shares of common stock for a combination of cash, services and debt reduction valued at a total of $6,004,180. An additional 206,135 shares were issued upon the conversion of certain Series B Preferred Stock. At April 30, 1996 there were 16,044,730 shares of common stock outstanding.

     b. PREFERRED STOCK

     ATG has authorized preferred stock of 50,000,000 shares, with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of directors may determine.

     The Company has designated a series of preferred stock called Series A Convertible Preferred Stock and has authorized 10,000,000 shares. The Series A Stock receives a ten percent higher dividend than the Common Stock, is entitled to one vote per share, shares equally with the Common Stock upon liquidation and is convertible into one share of Common Stock at any time at least five years after issuance upon the payment of $3.00 per share. As of April 30, 1996, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

     The Company has designated a second series of preferred stock called Series B Convertible Preferred Stock and authorized 500,000 shares. The Series B Convertible Preferred Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. During the nine months ended April 30, 1996, a total of 77,204 shares were converted into 206,135 shares
     ($2.67 per share) of ATG Common Stock. As of April 30, 1996, a total of 35,296 Series B Preferred Stock shares were reserved for issuance at an outstanding value of $349,620 which has been included in stock subscriptions in the accompanying consolidated balance sheets.

     c. STOCK OPTION PLANS

     During fiscal 1994, the Company adopted the 1993 Incentive Stock Option Plan (ISO Plan) and the 1993 Non-Statutory Stock Option Plan (NSO plan) to grant options to purchase up to a maximum of ten percent of the total outstanding Common Stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the ISO Plan, and to non-employees under the NSO Plan. Under the ISO Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent stockholder (as defined in the ISO Plan), shall be at least one hundred and ten percent of the fair market value of Common Stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board upon issuance but in no event more than ten years. The Plans expire in December 2002.

     As of April 30, 1996, there were options for 1,273,000 shares outstanding under the ISO Plan with exercise prices ranging from $1.50 to $6.25 per share; options for 130,000 shares outstanding under the NSO Plan with exercise prices ranging from $1.50 to $5.00 per share; options for 1,360,000 shares outstanding in conjunction with various employment agreements with exercise prices ranging from $1.50 to $3.00 per share; and, options for 1,575,000 shares outstanding associated with miscellaneous agreements with exercise prices ranging from $0.25 to $10.00 per share. The outstanding options have varying vesting schedules and a weighted average exercise price of approximately $3.00 per share. In addition, the options for 160,000 shares are performance based.

     d. STOCK SUBSCRIPTIONS

     As of April 30, 1996 the Company had not issued 219,530 shares of Common Stock subscribed to for cash, services and debt reduction for an aggregate of approximately $573,215. This amount has been included within stock subscriptions in the accompanying condensed consolidated balance sheet at April 30, 1996.

5.  GREENCOOL AGREEMENT

In September 1995, the Company entered into a non-exclusive Distribution Agreement with Greencool Technology, Inc., whereby the Company obtained the rights to distribute certain non-CFC refrigerants in the United States. The Distribution Agreement requires attainment of certain minimum sales quantities by the Company as well as equal sharing of profits, as defined, between the parties. Greencool maintains the option to terminate the Agreement should the minimum sales quantities not be achieved. The Company shall be offered the right of first refusal to a similar distribution agreement for Mexico providing it complies with the terms of the Agreement and meets the minimum sales requirements. The Agreement expires on December 31, 1997 and provides for a three year renewal option by the parties.

The Company has entered into option agreements with five parties in connection with their assistance in acquiring the Distribution Agreement. These agreements grant the parties options to acquire an aggregate of 800,000 shares of ATG Common Stock at an exercise price of $3.00 per share over a period of two years.

Subsequent to entering into the Distribution Agreement with Greencool, the Company was notified by legal counsel to Gu Cooling Systems Ltd., ("GCSL") that an injunction order had been granted in Ontario Court (Canada) which states in part that marketing of the refrigerants in the United States shall be done by GCSL on a non-exclusive basis. ATG has been assured by Greencool and Mr. Gu, the inventor of the refrigerants and controlling shareholder of GCSL, that this injunction does not affect Greencool or ATG as the rights to the refrigerants held by Greencool were obtained in a manner that does not violate the injunction. In the event that the injunction adversely affects the right of the Company to market the refrigerants in the United States, the Company will have a claim against Greencool for damages as a result of a breach by Greencool of its representations in the Distribution Agreement.

6.  EMPLOYMENT AGREEMENTS

In November 1995, the Company entered into an amended employment agreement with one of its officer/directors. The agreement expires in December 1998 and prohibits the employee from competing with the Company for a three year period commencing from termination of the agreement. In addition, the employee relinquishes all rights as an inventor under the CAP Agreement in exchange for an option to purchase 400,000 shares of ATG Common Stock at an exercise price of $1.50 per share. The option vests as to 100,000 shares upon granting with the remaining 300,000 shares, if at all, upon the execution by the Company of an agreement with a major automobile products company to distribute the Company's combustion enhancing products.

The option terminates December 31, 2004. In addition, the officer shall receive a sales commission of .5 percent of net revenue received by the Company from a license of future combustion enhancing products and a sales commission of 1.25 percent of net revenue received by the Company from sales of its current combustion enhancing product.

In November 1995, the Company entered into an amended employment agreement with one of its officers. Under the amended agreement, the officer received an option to purchase 500,000 shares of ATG Common Stock at an exercise price of $3.00 per share. The option expires in October 2004 and vests at the rate of twenty five percent per year. Subsequently, options on 250,000 shares were canceled as part of a reduction of options for senior management.

In November 1995, the Company entered into an employment agreement with one of its officers. The Agreement expires in December 1998 and prohibits the employee from competing with the Company for a three year period commencing from termination of the Agreement. Under the Agreement, the individual received an option to purchase 600,000 shares of ATG Common Stock at an exercise price of $3.00 per share. The option terminates upon the earlier of nine years after granting or thirty days after termination of the employment agreement prior to the expiration date. Subsequently, options on 500,000 shares were canceled as part of a reduction of options for senior management.

7.  DIXIE AND SELIG AGREEMENTS

In December 1995, the Company entered into a consulting agreement with Dixie Exploration Corporation, a Nevada corporation, expiring in July 1996 whereby ATG agreed to issue Dixie 50,000 shares of ATG Common Stock for services rendered. In conjunction with the agreement, Dixie eliminated the remaining balance due from ATG on a note payable of $23,500 and Anthony Selig eliminated $50,000 due under the original $125,000 note payable.

8.  SUBSEQUENT EVENTS

In December 1993, in connection with efforts to market The Force-TM- in Mexico, the Company entered into an agreement with Mario E. Moya Ibanez, pursuant to which he was to provide various services in exchange for which he was issued 100,000 shares of the Company's common stock. Subsequently, Mr. Moya was unable to perform his obligations under the agreement, and ATG abandoned its marketing efforts in Mexico in November 1994. At that time, the 100,000 shares issued to Mr. Moya were canceled. In May 1996, the Company was notified that Mr. Moya maintains that the shares are validly issued. The Company is currently in discussions with Mr. Moya's attorney in an effort to resolve this matter. There can be no assurance that a resolution, if any, can be achieved without a cost to the Company.

In June 1996, the Company entered into an exclusive marketing agreement for The Force-TM- product line with King World Direct, Inc., a Delaware corporation. The agreement grants King World the worldwide (subject to certain restrictions) right and license to distribute The Force-TM- and related products for consumer use. The agreement has a term of three years, with certain extension provisions, and commits King World to test marketing the product within eighteen months of the signing date of the agreement through a two minute commercial or infomercial. The agreement also grants King World warrants to purchase up to 1,608,434 shares of the Company's common stock at $5.82 per share. These warrants vest at a rate of 10% for every 250,000 units of the product sold. Additional warrants will be granted equal to the difference between 10% of the outstanding common shares and 1,608,434 shares of common stock. The exercise price for these additional warrants shall be the average closing bid price over the previous twenty (20) trading days before the issuance of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The Company acquired 85 percent of the outstanding capital stock in Final Frontier as of July 1994, and acquired the remaining 15 percent in fiscal year 1995. In April 1995, ATG acquired 100 percent of the outstanding stock of New Concept Mining. These acquisitions were accounted for using the purchase method of accounting with the results of operations being included in consolidated operations at the date the entities became majority-owned subsidiaries.

Total assets of the Company were $9,070,900 as of April 30, 1996, representing a $1,174,400 decrease over total assets of $10,246,300 at July 31, 1995. This change is attributed to increases in cash on-hand of $1,665,400 and buildings and equipment of $304,300. These increases were offset by the sale of commercial properties which were carried at $2,623,500 as of July 31, 1995, but sold in the nine month period ended April 30, 1996, amortization of goodwill related to ATG Media of $390,000, and reductions in accounts receivable ($35,500), inventory ($23,800) and marketable securities ($10,000).

Total liabilities of $3,392,100 at April 30, 1996 decreased $3,826,400 from liabilities of $7,218,500 at July 31, 1995. This decrease is primarily attributable to a reduction in accounts payable of $835,100 and, a reduction in short term debt of $2,905,900 principally associated with the commercial properties sold and returned in the nine months ended April 30, 1996. These reductions were slightly offset by an increase in the net present value of long term notes associated with New Concept Mining.

The Company's consolidated revenue for the three months ended April 30, 1996 was $134,000 compared to $680,400 in the similar period last year. This decrease in revenue was attributed to the absence of a one-time technology license fee ($409,000) booked during this period last year; reduced publishing revenue associated with lower magazine sales, attributable to certain cashflow difficulties and disputes with the printer and fulfillment house discussed below; and, the lack of rental income due to the cessation of this business activity in November and December, 1995. ATG's consolidated loss for the three months ended April 30, 1996 totaled $1,367,100 as compared to $507,400 in the same period the prior year. Overall operating expenses increased by $81,800, as a result of increased R&D and product marketing expenses associated with the Company's line of non-CFC refrigerants, which were somewhat offset by reduced publishing and rental operations expenses. In addition, the Company incurred expenses associated with its New Concept Mining subsidiary of $246,500 in the current period.

The Company's consolidated revenue for the nine months ended April 30, 1996 was $275,400 compared to $1,373,400 in revenue generated in the same period last year. This decrease in revenue is primarily attributable to reduced revenue from its publishing operations, which released only two magazines during the nine months ended April 30, 1996 due to certain cash flow difficulties described further below. Revenue from rental property was also reduced, in part due to the sale of the commercial properties in November and December 1995. Also, other revenue was reduced due to the absence of a one-time technology license fee ($409,000) earned during this period last year. ATG's consolidated loss for the nine months ended April 30, 1996 was $3,312,700 as compared to $2,198,700 in the same period last year. Reductions in overall operating expenses were more than offset by reduced publishing, rental and other revenue, and the addition of $511,500 in expenses associated with New Concept Mining.

Revenue from environmental solution products was $18,000 for the three months ended April 30, 1996 as compared to $12,900 for the like period last year. Revenue from this same segment was $67,700 for the nine months ended April 30, 1996 as compared to $52,300 for the same period in the prior year. The Company has not generated significant sales from The Force-TM- since commencement of its test marketing in November 1993. Since that time, the Company has tested various marketing approaches for The Force-TM- and sales have been gradually increasing. Substantial funds are needed to launch a widespread marketing program which may create wider market awareness and acceptance of the product. In an effort to accelerate the desired increase in sales, management intends to seek a strategic partner to help market The Force-TM-. In June 1996, the Company entered into a marketing agreement for The Force-TM- with King World Direct Inc., however, there can be no assurance that the King World agreement will result in any sales of The Force-TM-, or that The Force-TM- will ever be widely accepted in the marketplace (see Note 8 - Subsequent Events above). The Company has recently received several purchase orders for it's non-CFC product line, and anticipates additional purchase orders as a result of its initial marketing efforts.

The environmental solutions segment, inclusive of all R&D expenditures, incurred a loss of $341,000 in the three month period ended April 30, 1996 as compared to $99,700 for the same period last year. This increase in loss was a primarily a result of higher product sales and marketing costs associated with The Force-TM- and the Company's line of non-CFC refrigerants, as well as higher R&D costs in the period. For the nine month period ended April 30, 1996, this segment incurred a loss of approximately $688,400 as compared to a loss of $469,700 during the same period in the prior year.

The publishing business segment incurred a loss of $164,000 in the three months ended April 30, 1996 as compared to a loss of $150,400 in the same period last year. This increased loss was due to reduced revenue for the period resulting from fewer magazine issues being published, offset by lower operating expenses. Publishing operations resulted in a loss of approximately $526,800 during the nine months ended April 30, 1996 as compared to a loss of $324,100 in the same period last year. This increase in the operating loss is a result of reduced publishing revenue which was somewhat offset by reduced operating expenses. Due to cash flow difficulties encountered by ATG, three issues of the magazine were not released and subscription renewals and advertising revenue were not pursued which resulted in a $507,500 reduction in overall revenue compared to the same period last year. The cash flow difficulties were partially eliminated in December 1995, and the magazine was redesigned and relaunched with a January/February 1996 issue, however, the Company is attempting to rebuild its circulation base back to previous levels. Since the magazine was relaunched, revenue has been increasing, and management believes that this business segment will reach a break-even level of operations, excluding goodwill amortization, during fiscal 1997, although there can be no assurance that this will occur.

For the three months ended April 30, 1996, the Company's New Concept Mining subsidiary incurred a loss of $246,500. For the nine month period ended April 30, 1996 this segment incurred a loss of $511,500. ATG purchased New Concept Mining in April 1995 and anticipates that the cost of operations has been funded by the cash investments ATG has received. Despite temporary delays involving certain permitting issues, the Company is completing its mill and lab facilities, and stockpiling ore, and anticipates that ore production will begin by August or September, 1996. Once the mine reaches full production, management believes that this business segment will achieve break-even operations, excluding capital expenditure requirements, although there can be no assurance that this will occur.

The Company did not have any rental property operations in the three months ended April 30, 1996, and incurred a loss of $81,500 in the three months ended April 30, 1995. The Company incurred a loss of $80,800 and $135,200 in the nine month periods ended April 30, 1996 and 1995, respectively. In November and December 1995 the Company entered into a deed in lieu of foreclosure transferring the property to the holder of the note. In addition, the Company sold its remaining commercial property, resulting in a complete divestiture of all real estate associated operations.

For the three months ended April 30, 1996 corporate overhead expenses increased slightly to $630,500 from $625,300 in the like period last year. Corporate overhead costs decreased to $1,642,800 in the nine month period ended April 30, 1996 from $1,792,700 in the same period last year. Early in the current nine month period, the Company had reduced certain overhead charges including non-officer payroll, consulting, legal and travel expenses relative to the prior year.

The Company's cash flow used in operations increased to $3,149,700 from $863,550 for the nine months ended April 30, 1996 and 1995, respectively. The primary sources of working capital included the sale of ATG Common Stock for net cash proceeds of $4,960,300 and proceeds from the sale of commercial property of $500,200. These sources of working capital were offset by the reduction of accounts payable balances of $982,700, the purchase of certain fixed assets of $304,300 and the payment of notes payable of $347,100, as well as the Company's operating loss. During the nine month period ended April 30, 1996, the Company was able to obtain reductions in the amounts owed certain creditors of approximately $146,000 in addition to acceptance of ATG Common Stock for full or partial payments of sums due of approximately $806,600 in the aggregate. Although, the Company anticipates that it will be able to continue operations at the current level for the remainder of the fiscal year (July 31, 1996), additional funds will need to be raised in the near future in order to continue operations at present levels. However, there can be no assurance that the Company will be able to raise the funds needed to continue operations at current levels and execute its overall business plan, or that it will be able to generate positive operating results.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

        None.

(b)  Reports on Form 8-K.

        None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN TECHNOLOGIES GROUP, INC.


                               By: /s/ John Collins
                                   ------------------------------
                                   John Collins
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   Treasurer

                               Date: June 13, 1996