Form 10KSB
period 1996-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1996-11-14
CIK 878547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                       For the fiscal year ended July 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from __________ to ____________

                            Commission file number 0-23268
                                                   -------

                          AMERICAN TECHNOLOGIES GROUP, INC.
                          ---------------------------------
                    (Name of small business issuer in its charter)

         NEVADA                                            95-4307525
         ------                                            ----------
(State or other jurisdiction of                          (IRS. Employer
incorporation or organization)                          Identification No.)

                  1017 SOUTH MOUNTAIN AVENUE,  MONROVIA, CA.  91016
                  -------------------------------------------------
                 (Address of principal executive offices) (zip code)

                      Issuer's telephone number: (818) 357-5000

            Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                Name of exchange on which registered

         None

         Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON STOCK
                                     ------------
                                   (Title of Class)

    Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X    No
                                                        -----     -----

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The registrant's revenues for its most recent fiscal year were $457,642.
As of October 23, 1996, the registrant had 17,181,200 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $20,801,205 computed by reference to the average closing bid and asked prices on such date.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG"), is a research and development company principally involved in developing, through in-house research or acquisition, proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

Commercialized products which have been developed and/or acquired by ATG which are now being marketed are:

Catalyst Additives for Hydrocarbon Fuels

ATG has developed and is marketing fuel additives which are validated to significantly improve the efficiency and combustion of liquid propane gas (LPG), compressed natural gas (CNG), methane gas, diesel fuel, and bunker C fuel oils. These additives have direct application for many ocean-going ships, for most stationary power generation facilities, for commercial trucking fleets, for larger industrial furnaces, and for commercial and industrial users of hydrocarbon based fuels in general and the suppliers of these same fuels in bulk distribution systems. These additives have undergone tests at several larger end-user facilities and the University of California, Los Angeles ("UCLA") has also confirmed their efficacy through scientific research and experimentation. The additives are based upon ATG's patent pending IETM crystal technology, a form of crystallized liquid which exists at room temperatures and has unique physical characteristics and electrical properties.

Automotive Combustion Air Enhancement Products

ATG has developed and is marketing its The Force-TM- products which use a novel environmentally safe catalyst to enhance the combustion process in gasoline and diesel fueled engines. The Force is the first in a new class of additives which treats the air going into the engine to provide increased fuel efficiency, increased power, and better starting. The products have been tested by Bob Sikorsky, the New York Times automotive columnist, who has provided endorsements for The Force as a consequence of the positive test results he obtained. The Force products are also based upon ATG's patent pending IE crystal technology.

Gold and Tungsten Mining - New Concept Mining

ATG acquired New Concept Mining Inc., a Nevada Corporation ("New

Concept"), which owned two Nevada mining properties, Manhattan (gold) and Tempiute (tungsten). These two properties have a combined valuation in excess of $100 million based upon independent evaluations of proven, probable and possible ore reserves. In support of New Concept's mining operations, ATG has developed a proprietary wastewater treatment process to reduce or eliminate the hazardous effluent resulting from mining operations. This same technology also allows the recovery of minerals and chemicals usually lost to the effluent thereby potentially improving the profitability of the mining operations.

Publishing of Scientific Magazine - ATG Media

FINAL FRONTIER magazine is a space and science based publication for the technology enthusiast, the educational sector, and those involved professionally in space exploration. The magazine has a current readership in excess of 100,000, and advertisers such as Lockheed Martin, General Dynamics, Boeing, TRW, and TimeLife Books. FINAL FRONTIER features technology updates and interviews with leading experts, and offers for sale space collectibles and memorabilia through various direct response programs. Countdown to Learning has recently been introduced by FINAL FRONTIER to attract greater readership among high school and college students through corporate subscription sponsorship programs.

CFC-free Refrigerants

ATG markets chlorofluorocarbon-free ("CFC-free") refrigerants in the United States domestic marketplace which comply with the Montreal Protocol mandates and are United States Environmental Protection Agency ("EPA") and American Society of Heating, Refrigeration and Air-Conditioning Engineers ("ASHRAE") approved for installation in residential, commercial, industrial, and institutional air conditioning and refrigeration systems. These refrigerant blends offer superior performance and provide greater energy efficiencies than currently used conventional and other CFC-free refrigerants. ATG's current marketing efforts are predominantly focused upon commercial low temperature applications such as frozen food warehouses, cryogenics, frozen juice producers, supermarkets, and freezer installations for larger institutional and industrial facilities.

ATG has five products currently in research and development. ATG focuses and budgets to develop new products which can effectively compete to solve environmental problems. The five products under development are: WaterDew-TM-, BASER, wastewater treatment, IE crystal applications, and refrigerant additives.


WaterDew is a patent-pending distillation process invented by ATG which uniquely solves operating problems normally associated with distillation systems. WaterDew can inexpensively produce potable grade drinking water from contaminated water sources, and WaterDew is currently in final product design stages to compete with bottled water systems, distilled water suppliers, reverse osmosis systems, and other filtration and water purification technologies.
BASER is designed to render toxic and radioactive wastes harmless and to also be used for industrial cutting operations, surgical incisions, semi-conductor etching and cleaning, and particle generation for propulsion systems. The second BASER prototype continues to be tested at California Institute of Technology ("CalTech"), and results have consistently supported proof of concept and application for this technology.
Wastewater treatment technology is in final stages of development for initial on site testing at New Concept's mines in Nevada. ATG intends to further develop this technology for use in other contaminated liquid effluent applications.
IE crystals are currently being tested for application in medicine and enzyme production through scientific associations with leading authorities in these fields.
Refrigerant additives are currently in development to synergestically supplement existing refrigerant gases to increase system capacities, improve thermal efficiencies and reduce costs associated with meeting environmental mandates for the phaseout of CFC's and other ozone damaging agents.

BUSINESS STRATEGY

ATG's focus is on research, new technology, and product development. ATG pursues technologies at a rate that is consistent with the Company's available economic and human resources. Once a technology is nearing commercialization, the Company determines if the marketing, production and operational responsibility for the product should be borne by the Company or shifted to a marketing and manufacturing partner. As a result, ATG explores licensing strategies or joint venture opportunities to commercialize its developed technologies with existing companies that have the sales, marketing, production and distribution expertise in the product industries to determine the best strategy for long-term growth and value.

PRODUCT DESCRIPTIONS

CATALYST ADDITIVES FOR HYDROCARBON FUELS

ATG has been actively researching and developing a combustion enhancing additive, based on ATG's liquid catalyst technology. The catalyst is based on micron-sized highly charged clusters of water molecules called IE crystals, which are formed using a proprietary process. The ATG IE crystal additive has no environmentally damaging byproducts.

Regulation

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration".

All manufacturers of additives for motor vehicle fuels must register the additive by filing EPA Form 3520-16 before commercial sale of the additive. In May, 1994, in a final Rule, (Section 211(b) of the Clean Air Act), health effects information was added to the EPA's motor vehicle fuel registration program. All registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by the Rule's small business provisions.

ATG's combustion enhancing IE crystal additive requires minimal health effects testing, however any carrier, or stabilizing agents used to make the product compatible with a given fuel type will have to be registered in accordance with new EPA guidelines anticipated to be released in 1997.

ATG's fuel additives have successfully demonstrated performance in a number of applications as follows:

    COMPRESSED NATURAL GAS (CNG) ADDITIVE. A test was carried out by Dr. Selim Senkan at UCLA to determine the effect of the IE crystal additive on the combustion of methane, which comprises 80% of CNG. Controlled laboratory tests in a combustion reactor tube showed that the presence of the IE crystal doubled the percentage oxidation of methane. The quantity of the IE crystal additive used to create this effect was 6000 parts per million.

    PROPANE GAS (LPG) ADDITIVE. A similar controlled lab test was done at UCLA on propane gas. Initial results showed improved oxidation rate comparable to those achieved with methane. A potential customer of this product has purchased a small quantity of this product to conduct its own laboratory and field tests. This potential customer has reported to ATG that preliminary results have been very favorable, however, there can be no assurance that further sales of this product will occur.

    GASOLINE AND DIESEL ADDITIVE. The use of the IE crystal as a gasoline and diesel additive has been developed along two fronts. The first is an innovative additive which is released into the air stream coming into the engine. This additive has demonstrated significant reductions in fuel consumption and removal of carbon deposits from combustion cylinders, over time. A commercial product of this type already exists and is being sold by ATG, called The Force. The second front is through introduction of the IE crystal through a carrier agent directly into the fuels during the refining or bulk delivery processes. A potential customer of each product has purchased a small quantity of the product to conduct its own field tests. Both potential customer have reported to ATG that preliminary results have been very favorable, however, there can be no assurance that further sales of these products will occur.

    BUNKER OIL ADDITIVE. An additive utilizing ATG's IE crystal for direct addition to diesel and bunker oil fuels is currently under development.

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS

ATG has developed and continues to expand sales of an innovative automotive aftermarket product called The Force. By the delivery of a combustion enhancer through the airstream into an engine, the Company believes The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer and the delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it may enhance fuel combustion. With more complete combustion, less carbon deposits occur and the engine operates more efficiently.

The Force is sold in two formulas. Formula One contains three power pacs which are to be placed one per month or each 1,000 miles in the air intake system of the motor vehicle. The purpose of Formula One is to release the Company's combustion enhancer and improve performance. Formula Two performance pacs are packaged four per box with each performance pac lasting three months or 3,000 miles. Formula Two performance pacs are intended to maintain the engine's enhanced operating efficiency.

Dr. Selim Senkan, an internationally recognized expert on combustion chemistry and a professor of chemical engineering at UCLA, has completed certain tests on The Force. Dr. Senkan conducted combustion experiments using methane as a prototype fuel. Methane is an important by-product formed in the combustion of all hydrocarbon fuels and a major greenhouse gas. The tests revealed that methane emissions can be significantly reduced, by as much as 50% in some cases, in the presence of The Force when compared to similar conditions in the absence of the performance enhancer. Further scientific studies on the performance enhancer are underway.

In June, 1996, ATG entered into an agreement with King World Direct Inc. ("King World") pursuant to which King World was to market The Force. In October, 1996, ATG requested termination of the agreement as King World determined it lacked sufficient in-house experience in the automotive area to properly market the product. The agreement was terminated and ATG commenced developing its own marketing campaign with Jim Scott, Bob Sikorsky and Jan Gildersleeve Studios Inc., all who had previously consulted with King World on the marketing of The Force. Ms. Gildersleeve is the former Senior Vice President of Ronco, Inc., one of the oldest and largest television infomercial and telemarketing firms in the United States. Jim Scott was principal marketing director for the marketing and sales of Slick 50 when sales increased from approximately $2,000,000 per year to over $100,000,000 per year in a three year period. Bob Sikorsky is the New York Times syndicated columnist covering automobiles, both new and used, as well as the preeminent author on car care.

The new marketing program for The Force commenced with a radio advertising campaign which will be supported by print advertising. Thereafter, short-form television commercials are planned to commence with television and radio informercials to follow. The informercials are under development and are scheduled to run commencing in March, 1997, although there can be no assurance to this effect.

The raw materials utilized to manufacture The Force are readily available from numerous suppliers.

Regulation

The sale of aftermarket automobile devices is subject to regulation by the California Air Resource Board ("CARB") and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. As CARB's requirements are one of the most stringent, CARB's Executive Order Number is normally accepted in all states. The Company spent approximately $25,000 to obtain CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives.

GOLD AND TUNGSTEN MINING - NEW CONCEPT MINING

Pursuant to a Stock Purchase Agreement and Plan of Reorganization dated April 21, 1995, the Company acquired 100% of the outstanding capital of New Concept for 1,101,450 shares of ATG Common Stock valued at $2.00 per share ($2,202,900 in the aggregate), based upon an independent appraisal of the value of the Common stock on such date.

ATG acquired New Concept with the intention of making New Concept an environmental mining company using ATG's wastewater treatment technologies. New Concept will be used as a test-site incorporating all of ATG's wastewater treatment technologies and to demonstrate the anticipated effectiveness and cost savings associated with using these proprietary technologies. The technologies are anticipated to not only clean the wastewater used in mining operations, but may recover economically valuable metals such as zinc and mercury for resale, although there can be no assurance to this effect. (See "- Mining Wastewater Treatment.")

New Concept's assets consist of approximately $5,500,000 of mining and milling equipment and patented and unpatented mill and lode mining claims subject to notes due of approximately $1,189,197 at net present value. The mining claims include approximately 1,850 acres in the Manhattan Mining District and approximately 635 acres in the Tempiute Mining District in

Nevada.

Manhattan Gold Property

Prior to the completion of the acquisition of New Concept, ATG commissioned an independent resource evaluation and appraisal of these properties. The evaluation of the Manhattan Mining District property resulted in 161,532 ounces of gold as proven, probable or possible. The cost of obtaining these ore reserves is estimated to be between $180 and $200 per ounce. Based upon the current price of gold of approximately $385 per ounce, the gold reserves of New Concept have a value of approximately $62,200,000, deducting average extraction costs estimated at $190 per ounce, yields a net value of $31,500,000. There can be no assurance that actual mining operations will achieve these results. This evaluation did not assess the amount of silver on the property. New Concept intends to acquire additional mining properties in the Manhattan Mining District, although there can be no assurance that it will be successful.

The Manhattan mill commenced processing ore in September, 1996 with the first gold poured in late October, 1996. The mill capacity is 200 tons of ore per day.

Mining operations are subject to substantial state and federal regulations, particularly in the environmental and safety areas. New Concept has obtained all permits necessary to operate the mine at the Manhattan Mining District property.

New Concept is discussing a joint venture with BattleMountain/ Hemlo Gold Mines Inc. for further underground exploration in the Manhattan area and possible joint drilling programs intended to establish additional gold reserves; BattleMountain Gold has a substantial number of unpatented claim blocks surrounding New Concept's claims.

Tempiute Tungsten Property

The property in the Tempiute Mining District has one of North America's larger tungsten reserves with 1,610,000 units of tungsten as proven, probable or possible. The current price of tungsten is approximately $55 - $65 per unit with production costs of between $30 and $40 per unit. Based upon a price of tungsten of $60 per unit, the reserves, if fully developed, recovered, milled and sold, of which there can be no assurance, are estimated at $96,600,000. The estimated cost of production is estimated at $56,350,000, which yields a net value of the tungsten ore at the Tempiute property of approximately $40,250,000. There can be no assurance that actual mining operations will achieve these results.

New Concept intends to develop the Tempiute, Nevada tungsten property as soon as approximately $1.5 million is available to commence construction of a mill and begin underground mining.

Once such funds are available, of which there can be no assurance, it is estimated that it will take at least one year for the property to generate revenue.

Tungsten is used in a wide variety of industrial applications where wear and abrasion is a problem. Tungsten is alloyed with other metals for this purpose and also is the base metal used in tungsten carbide, which is used in many severe wear applications. The price of tungsten has risen steadily since 1982 and is now in a commercially viable range to resume operations. Prior to the crash of tungsten prices in 1981 from $130 to $36, the mine was designed to support the extraction of 1,200 tons per day for 15 years. The dramatic decline in tungsten prices was attributed to several major factors including the commencing of sales of low cost ore by China, the largest tungsten producer with approximately 70% to 75% of the worlds known tungsten reserves, and the collapse of the world oil market. The petroleum industry was one of the major users of tungsten for oil well drill bits and as a catalyst in the refining process. The increase in the price of tungsten may be attributable to a tightening of supply by China due to increased domestic consumption. Tungsten is being utilized as a non-hazardous replacement for lead shielding in various nuclear facilities representing significant additional market potential.

Mining Wastewater Treatment

In the mining industry, impoundments or tailing ponds are used primarily to dispose of hazardous metallic tailings from milling operations. These ponds are designed to hold the mill tailings and also contain all runoff from rain or snow that falls in the drainage area until a mining company has completed mining in the area. At this point, the ponds are decontaminated and any remaining hazardous waste is transported according to EPA, state and local regulations to an appropriate waste management facility. This process is extremely expensive and is a factor for companies when analyzing whether to pursue a prospective mining project. ATG is developing and optimizing an improved process for waste removal with greater efficiency than existing wastewater cleaning products. (See "Research & Development -Wastewater Treatment.")

PUBLISHING OF SCIENTIFIC MAGAZINE - ATG MEDIA

Pursuant to a Stock Purchase Agreement and Plan of Reorganization dated as of July 29, 1994, the Company acquired approximately 70% of the outstanding capital stock (the "Stock") of ATG Media bringing the Company's ownership interest in ATG Media to approximately 85%. In consideration of the sale of the Stock to the Company, the Company issued an aggregate of 221,625 shares of Series B Convertible Preferred Stock (the "Series B Stock"). Holders of beneficial interest in 188,908 shares of Series B Stock converted such shares into an aggregate of 507,276 shares of Common Stock. Pursuant to a Stock Purchase Agreement entered into as of August 15, 1994, the Company acquired the remaining 15% of the outstanding capital stock of ATG Media on substantially the same terms as the prior 70% interest. The sellers of this 15% elected to convert their Series B Stock into Common Stock and therefore were issued 130,000 shares of Common Stock. The purchase price was based upon on an independent valuation for the FINAL FRONTIER magazine published by ATG Media and the Board's assessment of the value of ATG Media's other ventures. As a result of certain overstatements in the number of subscribers and other irregularities discovered in the disclosures made by the prior owners of ATG Media, one seller agreed to the cancellation of 75,000 shares of Common Stock received by the seller upon conversion of his Series B Stock. The Company is negotiating with certain other sellers for the cancellation of some of the consideration paid by ATG for the Stock, although there can be no assurance that any shares will be canceled.

ATG's decision to acquire a media division was based on the recognition that FINAL FRONTIER had a unique position in the scientific and business community. Specifically, the magazine could interview scientists and administrators in government and government laboratories and industry in areas of general scientific interest and areas where ATG has a specific interest. Through this contact, ATG can and has been able to commence meaningful discussions about its research and products.

ATG Media develops and markets space related publications, books and merchandise for the space professional, space enthusiast and educational markets. ATG Media's principal publication is FINAL FRONTIER which was first published in 1986 and has an international circulation of approximately 70,000 and an international readership of approximately 100,000. Advertisers include Lockheed Martin, General Dynamics, Boeing, TRW, Time Life Books and Omega watches. FINAL FRONTIER covers space and scientific exploration and technology utilizing full color photography. Contributors include award winning writers, former astronauts and science writers who provide first hand knowledge and behind the scenes coverage of space exploration.

During the first year of ATG's ownership of ATG Media, the publishing company was reorganized through the replacement of all employees with people who have a proven track record in their field, past due debt was reduced and the direction of the magazine was expanded to make it appeal to a broader readership. On behalf of ATG Media, the Company settled an aggregate of approximately $395,000 due to The Miner Group, the printer of FINAL FRONTIER, for $55,000 in cash and 121,197 shares of ATG Common Stock at an average price of $2.81 per share ($340,000 in the aggregate). During this transitional period, which lasted most of calendar 1995, two issues of FINAL FRONTIER were not printed resulting in an approximate 20% decline in subscribers and an associated loss of advertising revenue. Additionally, payment issues with FINAL FRONTIER'S fulfillment house contributed to loss of subscriptions. ATG Media has since terminated the fulfillment house and has engaged a new fulfillment house. The revamped FINAL FRONTIER was relaunched with a January/February, 1996 issue.

FINAL FRONTIER is now positioned to continue publishing and engage in marketing activities intended to increase circulation. Marketing efforts include direct mailing and soliciting of corporate sponsors for Countdown to Learning, an ATG Media marketing promotion designed to increase readership among high schools. Each issue will feature a three-to-ten page catalogue in the back of the magazine selling hard-to-find or limited edition collectibles and specialty products that are created by ATG Media for its readership and collectors. Increased circulation, if any, may increase the number of catalog sales although a free-standing catalog version is being designed for placement at popular science and space museums and attractions. Additionally, ATG Media intends to offer the catalogue free by mail after testing it in several magazines.

CFC-FREE REFRIGERANTS

Pursuant to a Distribution Agreement dated as of September 6, 1995, the Company acquired from Greencool Technology, Inc., a Delaware corporation ("Greencool"), the right to distribute in the United States, on a non-exclusive basis, certain refrigerants known as R-405A, R-411A, R-411B and R-411C as developed by Greencool. The Distribution Agreement contains certain minimum and maximum purchase amounts, provides for the equal sharing of the profits from their sale and expires on December 31, 1997 subject to a three year renewal option by the parties. The foregoing refrigerants are CFC-free replacements for the refrigerants known as R-12, R-22, R500, and R502. R-12 is generally used in vehicle air conditioning and some medium temperature refrigeration systems; R-22 is principally used in air conditioning and freezer applications; and R-502 is used principally for low temperature freezer and cryogenic applications. In addition to the absence of CFC's, the new refrigerants improve efficiency in most cooling systems. Additional testing is being conducted to quantify the performance characteristics of these substitute refrigerants. These refrigerants are registered with the American Society of Heating, Refrigerating and Air-Conditioning Engineers.

On January 30, 1996, the Company entered into a Distribution Agreement with Beijing Huazhao Green Energy Engineering Co. Ltd. of the Peoples Republic of China which gave the Company the right to market the refrigerants in India. The Company is also negotiating for the right to sell the refrigerant in other territories.

In connection with the acquisition of the rights to the refrigerants under the Distribution Agreement, the Company granted options to purchase a total of 800,000 shares of Common

Stock at $3.00 per share to five consultants.

Regulation

The refrigeration industry is in a period of evolution because of the new environmental mandates issued by the EPA to protect the ozone layer and minimize the effect of global warming. Initially targeted for elimination by the EPA are CFC refrigerants which have a high Ozone Depletion Potential ("ODP") and hydro-chlorofluorocarbon ("HCFCs") which have a moderate ODP. Recognizing that the industry will need time to prepare for the elimination of these products, the EPA prohibited CFC production after January 1, 1996 with a gradual phase-out of HCFCs thereafter. In accordance with the Clean Air Act of 1990, the EPA has enacted regulations that prohibit U.S. production of HCFC-22 for new equipment in 2010 with total phase-out in 2020, and HCFC-123 for new equipment in 2020 with total phase-out in 2030.

R-411A and R-411B have been accepted by the EPA as substitutes for R-22 and R-502, respectively, and both are currently rated A1/A2 by ASHRAE for toxicity and flammability The application for R-405A was rejected because of the presence in R-405A of perflourocarbons. Greencool has advised ATG that it intends to resubmit its application for R405A for re-evaluation. R411C has been approved by EPA and is under evaluation and tentatively approved by ASHRAE as another application specific refrigerant to replace R22 and R502 in applications in which an A1/A1 rating is required.

Product description

The ATG refrigerants have the following characteristics:

pure drop-in replacement refrigerants which require no modification to the existing, installed chilling equipment for utilization and compatibility (e.g. change in oils, seals, etc.) which is contrary to the labor-intensive procedure required for the addition of the competitive CFC-free refrigerants of E.I. DuPont de Nemours ("DuPont") and AlliedSignal Inc. ("AlliedSignal");
increases chilling equipment's cooling capacity for most end-users; and improves energy-efficiency which result in energy savings of as much as
    35%.

End-users can replace their existing refrigerants with ATG's products and recover the cost for the refrigerants and their installation in approximately 12 months due to the increased energy savings. Together with Hudson Technologies, Inc. ("Hudson") with whom ATG has a Refrigerant Management Agreement as described below, ATG can provide total refrigerant management that is cost-effective and efficient, including: products for the cooling systems; refrigerant reclaiming;

removing/transporting old refrigerants; installation and optimization of new refrigerants in the systems; and computerized management of all refrigerants and mechanical systems.

Manufacturing

Greencool delivers its product to ATG from China, although ATG is investigating manufacturing capabilities in the United States in the event that Greencool is unable to supply the products.

Marketing

While ATG's refrigerant products have broad-based industrial applications, the Company has identified specific target markets with which to concentrate its initial marketing efforts. Historically, the frozen food industry incurs high costs of refrigeration to maintain and transport its products nationwide and its leading companies are knowledgeable about refrigeration issues because of the significant impact utility expenses have on their profitability. As a result, ATG has designed a two-phased marketing strategy to initially focus on sales to the large multi-site food distribution, food processing, and food sales facilities located in the Midwest, Mid-Atlantic, Southeast and Southwest regions of the United States and then expand into other markets nationwide. Specific market segments have been defined according to air conditioning usage patterns or refrigeration equipment requirements.

The highest priority market is extended refrigeration: run times exceed 5,000 hours per year using high pressure CFC refrigerants such as R-12 and R-502 for low temperature applications (below 40 degrees Fahrenheit). Examples of extended refrigeration would be supermarket freezers and other constant process cooling/refrigeration applications which operate continuously on a daily basis.

The second priority market is extended cooling: run times exceed 5,000 hours per year, using high pressure HCFC refrigerants such as R-22 for medium temperature applications (between 40 and 70 degrees Fahrenheit). Examples would be food processing, food distribution and medium temperature process which operate continuously on a daily basis.

ATG's strategy is to educate the market and provide end-users with a sound refrigerant management plan for making the transition to cost-effective refrigerants that are within EPA compliance and which can be used with existing installed equipment. The plan will help to minimize capital outlays and operating costs while achieving these goals: compliance with applicable laws and regulations, continuity of supply and service, reduced emissions, increased recycling, and energy savings.

ATG has established a nationwide network of wholesale distributors, direct sellers, installers and contact agents to market the Company's refrigerant products. Additionally, ATG is seeking specific strategic partners who have a concentration of sales representatives and access to the facility managers and other decision-making personnel at companies within its target market.

ATG markets its refrigerant products based on a return on investment rather than unit cost and are being sold at premium prices because of the energy savings and resulting cost savings that they provide. ATG's sales program consists of conducting demonstrations for pre-qualified sales leads and arranging a commitment from the end-users to buy ATG's refrigerant management services after a demonstration is proven successful as established by mutual consent with defined parameters. A roll-out program is then designed for that end-user for their network of sites and shipping vehicles which detail the technical training, on-going equipment maintenance, ordering procedure and distribution protocol. Flexible pricing schedules have been established by ATG for its wholesalers and direct retail sales to benefit orders of significant volume.

Specific targets of opportunity for ATG refrigerants are supermarket chains, hotels, large industrial complexes, food processors and office buildings that use refrigeration equipment using the CFC products R22 and R502. Because of the phase-out of the CFC refrigerants, there is a proliferation of alternative CFC-free refrigerants available on the market. The ATG refrigerants require approximately 20% less energy than the other alternative products to perform the same chilling function.

Market/Competition

The U.S. refrigerant market is comprised of eight recognized manufacturers. DuPont, based in Wilmington, Delaware, is the original manufacturer of freon refrigerants. Of the 350 million pound (approximately $3.5 billion) U.S. refrigerant market, Dupont has the largest market share (70%) with $42.2 billion in 1995 sales. AlliedSignal, based in Morristown, New Jersey, has the next largest market share (15%) with $14.4 billion in sales in 1995.

Distribution

The typical form of distribution for the refrigerant industry is through local wholesalers and large national warehousers. The refrigerant industry demands that distributors provide quick turnaround and have refrigerants readily available because of the quick degradation of their products. Therefore, in order to meet a regional or national client's needs, a strong distribution network needs to be in place to service customers effectively.

ATG has entered into an agreement with Hudson to warehouse, bottle, and distribute ATG's products for a pre-determined fee.

The scope of Hudson's national coverage provides ATG with full coverage of its target markets as well as major urban cities. ATG is establishing local distribution simultaneously with client sales in order to supplement the network that has been established through the relationship with Hudson to support all future client business.

PATENTS

The Company has United States and various foreign patents pending covering its combustion enhancer and United States patents have been granted and foreign patents are pending for the Delivery System, one of the components of The Force. Since December, 1993, a series of patent applications have been filed with the United States patent office by Dr. Shui-Yin Lo, the Company's Director of Research and Development, and assigned to the Company for nominal consideration. These applications delineate the foundation of a new kind of material, one of which is the combustion enhancer used in The Force. In 1995, Dr. Lo and Dr. Wang filed two patent applications relating to the low pressure distillation of water which were assigned to the Company for nominal consideration. During late 1995 and to the present, five more patent applications have been filed in the United States on applications of the company's IE Crystal technology, such as descalants, new forms of structured materials, and enhancements for biological, biochemical, and chemical reactions. PCT applications on these new inventions have been or will be filed within the standard one year deadline to protect future foreign business developments. These patent applications are pending. There can be no assurance that such patents pending will be issued. In addition, five United States patents have been granted relating to the BASER; four are held by Apricot, S.A., a Luxembourg corporation ("Apricot") (see "Research and Development - The BASER"), and one is held by the Company. There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT

The Company has incurred approximately $599,104 and $484,788 in research and development expenses during the years ended July 31, 1996 and 1995, respectively.

The BASER

As of March 1, 1994, the Company entered into a License Agreement (the "BASER Agreement") with B.W.N. Nuclear Waste Elimination Corporation, a Nevada corporation ("NWEC"), for the sublicense to exploit all rights to certain technology relating to helium cluster beams and other particle beams and their sources ("BASERs") in their application to the rendering of nuclear waste non-radioactive. With the exception of the application of BASERs for the production of power and energy, if ATG identifies additional applications for the BASER technology, commences research and development efforts with respect to such applications and notifies NWEC of its intent to develop such applications, then such applications will come within the terms of the sublicense, subject to ATG marketing the application within five years of its notification to NWEC of its intent to develop the application. (See "Certain Relationships and Related Transactions.") The ability of this technology to render nuclear waste non-radioactive, or whether any other commercial application of the technology is possible, has yet to be determined and is highly speculative. Moreover, the development of this technology is likely to require a minimum of three to five years and the expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that the technology can or will ever be successfully developed, or if developed, commercially viable.

Under the terms of the BASER Agreement, ATG issued NWEC 300,000 shares of Common Stock valued at $3.00 per share as a one-time license fee. Additionally, at such time as ATG receives an offer to purchase any application of the BASER technology for commercial utilization or ATG commences the commercial utilization of any application of the BASER technology, other than for the production of power, ATG will issue 1,700,000 shares of Series A Stock to NWEC. Further, there is a periodic royalty payment due to NWEC in the amount of 10% of ATG's net sales from ATG's exploitation of BASERs. ATG is responsible for maintaining all patents currently in place on the BASER. If ATG does not spend at least $100,000 on the development of BASERs during each fiscal year after the fiscal year ending July 31, 1994, the BASER Agreement will terminate. To date, ATG has satisfied this requirement.

On July 22, 1994, pursuant to a Technology Acquisition Agreement, the Company purchased an option to acquire either Shui-Yin Lo's 50% interest in Apricot, the principal licensor of BASERs, or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights (the "BASER Option").
The exercise price for the BASER Option is 10,000 shares of Common Stock and a royalty of 5% of ATG's net profit, if any, from the exploitation of BASERs through July 21, 1999. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, as hereinafter defined, the exercise price of the BASER Option will include such shares. The BASER Option expires one year after Lo's delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs. The cost of the BASER Option is $150,000 payable at the rate of a minimum of $1,000 per month. As of October 31, 1996, the Company had paid Dr. Lo $92,000 of this amount.

Pursuant to the July 22, 1994 Technology Acquisition Agreement, the Company also acquired from Shui-Yin Lo exclusive right, title and interest to an invention (the "Invention") entitled "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" for which application for Letters Patent of the United States was filed on December 2, 1991. In exchange for the Invention, the Company granted Lo an Option to acquire 450,000 shares of Common Stock at $3.00 per share, fair market value of the Common Stock on the date of grant, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG agreed to (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock upon exercise of the BASER Option, then Dr. Lo will not receive 1,700,000 shares of Series A Stock if the Invention is commercialized in accordance with the foregoing criteria.

Dr. Shui-Yin Lo , a leading physicist and researcher in the field of particle physics, began conducting research into the behavior of coherent subatomic particles in the early 1980s. His research has produced certain results that indicate that it may be possible to create a stable beam of coherent heavy particles known as bosons. Dr. Lo refers to this beam as a BASER because it is like a laser (which stands for Light Amplification by the Stimulated Emission of Radiation) but instead of light utilizes bosons. Dr. Lo theorizes that by accelerating the coherent bosons in a BASER, extremely high levels of directed energy may occur, however, there can be no assurance to this effect. According to the theory, the extremely cold beam may be able to break down molecules or even atoms and their nuclei or used for rock drilling, medical surgery or precision cutting of metals without distortion or loss of heat treat properties. The foregoing potential applications are based upon the theories of Dr. Lo. No evidence exists substantiating these potential applications of BASERs or that BASERs can be produced at all. No assurance can be given that the Company will develop BASERs or that if developed, they will have any of the above stated capabilities or any commercial applications at all; however, the Company intends to raise funds to continue its research in this area.

The Company entered into the Research Agreement with CalTech for a one year term commencing May 1, 1994, although actual performance by CalTech was delayed until July, 1995. The Research Agreement is based on a proposal by CalTech for a three year, $517,406 study to characterize the BASER source and to analyze the properties of the ionized clusters that are formed from the free expansion of ionized superfluid helium produced by this source. The second year of the research program commenced in January, 1996, with a commitment by the Company of $234,974 in funding. Dr. Lo, the Company's Director of Research and

Development will participate in the research with CalTech. The Company will acquire a nonexclusive, nontransferable, nonsublicensable, irrevocable license to any invention or discovery reduced to practice under the Research Agreement. However, the Company has the right to the first offer of an exclusive-royalty bearing license for such invention or discovery upon terms to be negotiated at the time of the offer. Additionally, if any invention or discovery results in part from the expenditure of research funds of the United States government, which may occur, the United States government will have certain rights thereto.

In October 1996 a paper was submitted by Professor Mitchio Okumura of CalTech to the Journal of Applied Physics in which he details the results to date of his work on the BASER prototype at CalTech. That journal has not yet announced whether or not it will publish the paper. These results confirmed that energetic helium beams can be generated by a pulsed corona discharge, which is a fundamental of the BASER theory and patent. This significant milestone at CalTech implies that the BASER corona source may prove to be simpler, more compact, and more versatile than the laser-detonation sources currently being developed for applications in semiconductor etching. That BASER is shown to be a particle generation source, another fundamental of BASER theory, implies that BASER could be a means of space and rocket propulsion. Research continues at CalTech on BASER.

NEW STABLE FORM OF WATER

The Company has achieved the discovery, identification and characterization of a novel crystal of water, stable at room temperature and pressure. Normal ice occur at below freezing but not at room temperature. ATG created a cluster of stable ice, which it calls the IE crystal (ice that is formed under an electric field). This discovery is the result of a joint venture research program with ATG and Prof. Li Wen Chung and Prof. Xu Cheng of Zhongshan University in China.

ATG has been involved in four years of self-funded research to isolate and manipulate nanometer sized molecule electrical forces inherent in nanosized particles. These electric fields, although only extending a few billionths of a meter, are analogous to forces generated by 100,000 volts applied across one millimeter. Because of the many long-term ill effects that have been linked with certain chemical industrial processes, ATG began its own research into alternative ways of creating the bonding energies necessary for chemical reactions. By utilizing ATG's own laboratory, along with university facilities at CalTech in Pasadena, UCLA and Zhongshan University in China, ATG's scientists have developed numerous new commercial and industrial products from what their scientists have named Nanotricity, a combination of the word nanometer and electricity. Nanotricity is defined as the study of, use and manipulation of strong electrical forces inherent in certain molecular structures.

The I(E) crystals of water have potential applications in numerous fields. Initial studies by the Company indicate that IE crystals may increase some bacteria growth by more than 300%. Professors Senkan and Bonavida of UCLA are working with ATG on applications of IE crystals to the enhancement of chemical processes and medical areas, respectively, and ATG is currently performing tests with a Florida based enzyme producer to quantify the biological growth enhancement capabilities of IE crystals with fungus, if any. Substantial research is still required to develop marketable products incorporating IE crystals. There can be no assurance that IE crystals have applications as indicated, or any applications, and even if IE crystals do have such applications that such applications will be accepted in the marketplace or be commercially viable.

DISTILLATION TECHNOLOGY

Recognizing the worldwide need for clean drinking water, ATG recently developed a new vacuum distillation technology contained in ATG's WaterDew Distiller for the home-use and small office markets. The WaterDew Model 2400 Distiller removes over 99% of sediment, dissolved solids, particles, salts and heavy metals such as lead, copper, arsenic, and many others from water and has immediate applications in the home-use market. Additionally, the distiller can be combined with a carbon post-filter to remove VOC's (volatile organic compounds) from the water to make it more tasteful if that is desired. A standard ultra violet sterilizer light is provided to ensure no bacteria growth occurs in the product water. The WaterDew Model 2400 Distiller can produce up to 24 gallons of clean water per day.

The vacuum distiller has significant advantages over standard distillation systems, as it boils the water at 80-100 degrees Fahrenheit instead of 212 degrees Fahrenheit, which significantly reduces the energy needed. Because of the low distillation temperature, the distiller requires a minimal power source and may eliminate most of the scaling problems encountered in other distillers.

ATG is negotiating with two tooling designers and manufacturers for the distillation system at the current time. ATG is also discussing marketing for the WaterDew with various companies.

Wastewater Treatment Systems

The wastewater equipment developed by ATG facilitates the economic operation of New Concept's mills. The equipment enables the clean-up of chemicals used in the mining process and those naturally occurring in the mine ore. The competitive water purification products are expensive and complicated whereas ATG's product is designed to be inexpensive and easy to operate.

The main advantage of the technology's design is the use of a novel settling system, up to five times more efficient than current state-of-the-art equipment resulting in significantly lower capital costs for a given installation. This product addresses and may solve a long standing problem in a wide variety of industries where removal of hazardous materials, oil and grease residuals are required. Currently, the only existing method to remove emulsions are the addition of expensive chemicals. The ATG product offers a low-cost alternative which leaves no residual chemicals in the discharge stream.

The US market for environmental products is large, about 40% of the $130 billion world total. The US market for water treatment products is estimated at $5 billion per year. All companies who use water in processing or production of goods, such as pulp and paper, chemical processing and mining, are a candidate for the water treatment equipment. Cost studies have indicated that incorporation of the wastewater treatment technology can reduce disposal costs as much as 50%, although there can be no assurance to this effect.

The Company intends to use the installation of the water purification system on New Concept's mines as a demonstration of the system to produce clean water from mining operations. The successful use of the water purification system by New Concept is anticipated to attract other mining companies to the use of the system, although there can be no assurance that the system will produce clean water from mining operations or, that if it does so, that mining companies will desire to use the system.

EMPLOYEES

The Company has twenty-one employees (fifty-two including employees of subsidiaries). The Company may employ an additional two employees and the subsidiaries an additional six employees during the next fiscal year.

None of the Company's employees is subject to a collective bargaining agreement nor has the Company experienced any work stoppages. The Company believes that its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's principal executive offices and manufacturing facility occupy approximately 16,140 square feet at 1017 South Mountain Avenue, Monrovia, CA. The rental rate is $6,133.20 per month. The lease term expires on June 30, 1997. The lease grants ATG a right of first refusal for the purchase of the property.

In December 20, 1995, the Company completed the sale of a building located in Pasadena, California (the "Property") purchased in November, 1993 for use as its corporate headquarters. The sale of the Property resulted in a net loss of approximately $45,000. The Company realized approximately $155,167 from the sale of the Property after payment of costs of sale and retirement of debt secured by the Property. The funds were applied to the payment of certain obligations due to the Internal Revenue Service. Additionally, on November 15, 1995, the Company entered into a Deed in Lieu of Foreclosure transferring a three story office building at 363 S. Park Avenue, Pomona, California and an adjacent lot of approximately 20,000 square feet paved for parking (the "Rental Property") to Topa Thrift and Loan ("Topa") along with 130,000 shares of the Company's Common Stock in exchange for cancellation of all indebtedness to Topa totaling $2,435,212. The transfer resulted in a net loss of approximately $460,000.

New Concept Mining owns 100 acres of patented land and 2035 acres of unpatented mining claims in the Manhattan Mining District. The property is improved with a mill, office building and laboratory. In the Tempiute Mining District, New Concept owns 200 acres of patented land and 435 acres of unpatented mining claims improved with a 40,000 square foot mill building and 14,000 square feet of office and workshop buildings. New Concept has a total of 153 unpatented mining claims which require the annual payment of $100 per claim to the Bureau of Land Management.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceeding threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

The Company's Common Stock is traded in the over-the-counter market and has been quoted on the National Association of Securities Dealers Automated Quotation System since August 24, 1994, under the symbol "ATEG." The following quotations represent interdealer prices, without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. The information was obtained from the Data Transaction Network.

            PERIOD                                 HIGH BID     LOW BID
            ------                                 --------     -------

August 24, 1994 - October 31, 1994                 $ 5.00       $ 3.00

November 1, 1994 - January 31, 1995                $ 3.75       $ 2.75

February 1, 1995 - April 30, 1995                  $ 3.25       $ 1.75

May 1, 1995 - July 31, 1995                        $ 3.375      $ 2.00

August 1, 1995 - October 31, 1995                  $ 3.25       $ 1.875

November 1, 1995 - January 31, 1996                $16.75       $ 1.125

February 1, 1996 - April 30, 1996                  $ 6.25       $16.00

May 1, 1996 - July 31, 1996                        $ 6.50       $ 2.875

(b)  Holders.

The Company has only one class of common equity, the Common Stock. As of October 23, 1996, there were 809 record holders of the Common Stock.

(c)  Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore. The Company currently intends to retain future earnings, if any, to fund its operations and development and does not anticipate paying dividends in the foreseeable future.

At such time as dividends may be declared, the Company's Series A Convertible Preferred Stock is entitled to receive a dividend 10% higher than that paid on the Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                                 Year Ended July 31
                                                 ------------------
BALANCE SHEET                                  1996                 1995
-------------                                  ----                 ----

ASSETS                                   $   9,981,788       $  10,246,284

Liabilities                              $   3,555,735       $   7,218,530

Shareholders' Equity                     $   6,426,053       $   3,027,734

RESULTS OF OPERATIONS
---------------------

REVENUE
Environmental Solutions                  $     151,603       $     867,860
Publishing                                     266,247             775,005
Mining                                              -                   -
Rental                                          39,792             134,430
Other                                                                   -
                                         -------------       -------------
   Total Revenue                               457,642           1,777,295


EXPENSES
Environmental Solutions                      1,452,122           1,105,074
Publishing                                     917,138           2,166,115
Mining                                         578,189              95,202
Rental                                          16,386             178,485
Corporate                                    2,600,929           1,864,986
                                         -------------       -------------
   Total Expenses                            5,564,764           5,409,862
                                         -------------       -------------

Net Operating Loss                          (5,107,122)         (3,832,567)

Other Expense, Net                            (761,767)           (890,761)
Extraordinary Item - Gain on                   540,000
   Extinguishment of Debt                -------------       --------------

NET LOSS                                 $  (5,068,689)      $  (4,523,328)
                                         -------------       -------------
                                         -------------       -------------


As of July 1994, ATG acquired 85 percent of the outstanding capital stock of Final Frontier. The remaining 15 percent of Final Frontier was acquired in fiscal year 1995. In April 1995, the Company acquired 100 percent of the outstanding capital stock of New Concept. These acquisitions were accounted for using the purchase method of accounting with the results of operations being included in consolidated operations at the date the entity became a majority-owned subsidiary.

Total assets decreased by $264,500 from $10,246,300 to $9,981,800 at July 31, 1995 and 1996, respectively. This decrease was the net result of increases in current assets of $2,514,400 (primarily cash and cash equivalents) and Property, Eqiupment and Mineral Properties of $687,700, which were more than offset by a decrease in commercial properties held for sale, which were sold in 1996 ($2,623,500), and amortization of intangible assets during the year ($520,000).

Total liabilities decreased by $3,662,800 from $7,218,500 to $3,555,700 at July 31, 1995 and 1996, respectively. This decrease was the result of a reduction in accounts payable ($660,800), which was comprised of a combination of negotiated cash payments and write-offs, and decreases in current and long term notes payable ($3,043,700) resulting from the sale of commercial properties.

The Company's consolidated revenue decreased by $1,319,700 from $1,777,300 to $457,600 for the years ended July 31, 1995 and 1996, respectively. This decrease in revenue was primarily attributable to the absence of a one-time technology license fee ($799,000) booked during the last fiscal year; reduced publishing revenue associated with lower magazine sales, attributable to certain cash flow difficulties and disputes with the printer and fulfillment house discussed below; and, the lack of rental income due to the cessation of this business activity during November and December, 1995. ATG's consolidated loss increased $544,600 from $4,524,100 to $5,068,700 for the years ended July 31, 1995 and 1996 respectively. This increased loss was a result of the lower revenue levels in 1996 versus 1995 and increased operating expenses, including $544,800 associated with New Concept Mining, offset by other income, primarily a $540,000 gain on the extinguishment of debt associated with the sale of certain commercial properties.

Revenue from environmental solution products decreased $716,300 from $867,900 to $151,600 for the years ended July 31, 1995 and 1996, respectively. This decrease was directly attributable to the absence of a one-time technology license fee of $799,000 associated with the Company's now discontinued water treatment technology for oil and gas well wastewater, and was somewhat offset by increased sales of the Company's combustion enhancer, The Force. The Company has not generated significant sales from The Force since commencement of its test marketing in November 1993. Since that time, the Company has tested various marketing approaches and distribution channels for The Force and sales have been gradually increasing. The Company has budgeted $400,000 in connection with the commencement of a marketing campaign designed to create the market awareness and acceptance required to generate significant product sales, although there can be no assurance that significant sales will result from the marketing effort. During the last year, the Company has received several modest sized purchase orders for its CFC-free product line as a result of its initial marketing efforts, and management anticipates additional orders in the future, although there can be no assurance that this will occur.

The environmental solutions business segment incurred a loss of $237,200 and $1,300,500 for the years ended July 31, 1995 and 1996, respectively. The increased loss resulted from the absence of the technology licensing fee discussed above, combined with somewhat higher general and development costs. General and development costs, inclusive of research expense, increased $139,600 in the current year, primarily as a result of higher research and development expenditures associated with the Company's line of CFC-free products.

Publishing operations of FINAL FRONTIER resulted in a loss of $650,900 in the year ended July 31, 1996, as compared to a loss of $1,391,100 realized in the same period of the prior year. The decrease in loss is primarily attributable to a $707,700 reduction in goodwill amortization expense from $1,227,700 to $520,000 in the years ended July 31, 1995 and 1996, respectively. Revenue for this segment decreased $508,800 from $775,000 to $266,200 for the years ended July 31, 1995 and 1996, due to cash flow difficulties encountered by ATG, which resulted in two issues of the magazine not being released during the year ended July 31, 1996 and subscription renewals and advertising revenue not being pursued. The impact of lower revenue was offset by the associated $373,200 reduction of direct operating expenses to $397,100 for the period ended July 31, 1996 as compared to $770,300 in the same period last year. The cash flow difficulties were largely eliminated in December 1995, and the magazine was redesigned and relaunched with a January/February 1996 issue, however, the Company is attempting to rebuild its circulation and advertising base back to previous levels. Since the magazine was relaunched, revenue has been increasing, and management believes that this business will reach a break-even level of operations, excluding goodwill amortization, sometime in fiscal 1997, although there can be no assurance that this will occur.

The Company's New Concept Mining subsidiary incurred a loss of $578,200 in the year ended July 31, 1996, as compared to a loss of $95,200 realized in the same period last year. The increase in loss is a direct result of owning and developing the mine for a full twelve months this fiscal year versus four months last fiscal year (ATG purchased New Concept Mining in April, 1995).
In addition, expenditures have increased in order to bring the mine into production. Initial production at the mine occurred in early November, 1996, with initial revenue anticipated during the same month. Once the mine reaches full production, management believes that this business segment will achieve break-even operations, excluding capital expenditure requirements and depreciation expense, although there can be no assurance that this will occur.

The Company's rental operations resulted in a loss of $44,100 and $80,800 in the years ended July 31, 1995 and 1996, respectively. In November and December 1995, the Company entered into a deed in lieu of foreclosure transferring the property to the holder of the note. In addition, the Company sold its remaining commercial property, resulting in a complete divestiture of all real estate associated operations.

The Company's cash flow used in operations increased from $1,470,899 to $3,793,878 for the years ended July 31, 1995 and 1996, respectively. The primary source of working capital was the sale of ATG Common Stock for net proceeds of $1,606,571 and $6,734,413 in fiscal years 1995 and 1996, respectively. Subsequent to year end, the Company issued $700,000 of 8 percent Convertible Debentures and $1,400,000 of 7% Convertible Debentures. As a result, the Company anticipates that it will be able to continue its operations at the current level for at least one year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements follow.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN TECHNOLOGIES GROUP, INC. (a Nevada corporation) AND SUBSIDIARIES as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Technologies Group, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP

Los Angeles, California
November 13, 1996

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET - JULY 31, 1996 and 1995

                                        ASSETS

                                                      1996           1995
                                                   -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,486,313  $    86,019
  Accounts receivable, net of allowance
    for doubtful accounts of $10,000 at
    July 31, 1996 and 1995                              51,878       93,633
  Marketable securities                                   -          39,400
  Inventories                                           43,961       75,000
  Due from shareholders                                  2,500         -
  Deferred tax asset                                   261,000         -
  Other current assets                                     412       37,632
                                                   -----------  -----------
          Total current assets                       2,846,064      331,684
                                                   -----------  -----------
PROPERTY, EQUIPMENT AND MINERAL PROPERTIES:
  Buildings and equipment                            3,005,189    2,582,482
  Mineral properties                                 2,976,647    2,711,687
                                                   -----------  -----------
                                                     5,981,836    5,294,169
  Less--Accumulated depreciation and
   amortization                                       (240,135)    (142,147)
                                                   -----------  -----------
                                                     5,741,701    5,152,022
                                                   -----------  -----------
COMMERCIAL PROPERTIES HELD FOR SALE                       -       2,623,535
GOODWILL, net of accumulated amortization of
  $1,747,717 and $1,227,717 at July 31, 1996
  and 1995, respectively                             1,394,023    2,139,023
                                                   -----------  -----------
                                                   $ 9,981,788  $10,246,264
                                                    ==========  ===========

           The accompanying notes are an integral part of these consolidated balance sheets.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - JULY 31, 1996 and 1995

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1996         1995
                                                      -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                    $   606,856  $ 1,308,457
  Accrued liabilities                                       4,028       11,326
  Due to stockholder/officer                               76,000         -
  Current portion of deferred subscription revenue        110,094      177,541
  Current portion of notes payable                        180,472    3,058,792
  Current portion of capital lease obligations             27,269         -
                                                      -----------  -----------
          Total current liabilities                     1,004,719    4,556,116

  Deferred subscription revenue, net
    of current portion                                    132,644      205,142
  Due to stockholder/officer                                 -         104,659
  Notes payable, net of current portion                   840,020    1,005,389
  Capital lease obligations                               231,128         -
  Deferred tax liability                                1,347,224    1,347,224
                                                      -----------  -----------
          Total liabilities                             3,555,735    7,218,530
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock:
    Par value--$.001, Authorized--10,000,000 shares
    Issued and outstanding--
      378,061 shares at July 31, 1996 and 1995                378          378
  Series B Convertible Preferred Stock:
    Par value--$.001, Authorized--500,000 shares
    Liquidation value--$8.00 per share
    None issued and outstanding                              -            -
  Series C Convertible Preferred Stock:
    Par value--$.001, Authorized--2,000 shares
    Issued and outstanding--2,000 and none shares
      at July 31, 1996 and 1995, respectively                   2         -
  Common stock:
    Par value--$.001, Authorized--100,000,000 shares
    Issued and outstanding--16,220,264 and 12,945,865
    shares at July 31, 1996 and 1995, respectively         16,220       12,946
  Additional paid-in capital                           23,117,088   14,487,220
  Stock subscriptions                                     771,298      937,434
  Deficit                                             (17,478,933) (12,410,244)
                                                      -----------  -----------
          Total stockholders' equity                    6,426,053    3,027,734
                                                      -----------  -----------
                                                      $ 9,981,788  $10,246,264
                                                      ===========  ===========

           The accompanying notes are an integral part of these consolidated balance sheets.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                                                       1996           1995
                                                   -------------   -------------
REVENUES:
  Publishing                                        $  266,247     $  775,005
  License fee for environmental solution                  -           799,000
  Product sales                                        151,603         68,860
  Rental property                                       39,792        134,430
                                                    ----------     ----------
          Total operating revenues                     457,642      1,777,295
                                                    ----------     ----------
OPERATING EXPENSES:
  Rental property                                       16,386        178,485
  Publishing operations                                397,138        770,302
  Officers compensation                                724,004        519,839
  Marketing and product development                    827,677        448,391
  Research and development                             624,445        484,788
  General and administrative                         1,876,925      1,746,979
  Amortization of goodwill                             520,000      1,227,717
  Mining operations                                    578,189         33,361
                                                    ----------     ----------
    Total operating expenses                         5,564,764      5,409,862
                                                    ----------     ----------
OTHER INCOME (EXPENSE):
  Realized gain on sale of Marketable Securities          -            56,945
  Other income                                          48,314         69,536
  Unrealized holding loss on Marketable Securities     (29,404)      (262,061)
  Loss on sale of commercial property                 (540,000)       (45,000)
  Loss due to impairment of rental property               -          (460,000)
  Interest expense                                    (240,677)      (250,181)
                                                    ----------     ----------
    Other income (expense), net                       (761,767)      (890,761)
                                                    ----------     ----------
    Loss before provision for income
      taxes and extraordinary item                   5,868,889      4,523,328
BENEFIT (PROVISION) FOR INCOME TAXES                   260,200           (800)
                                                    ----------     ----------
NET LOSS BEFORE EXTRAORDINARY ITEM                   5,608,689      4,524,128
EXTRAORDINARY ITEM:
  Gain on extinguishment on debt                       540,000              -
                                                    ----------     ----------
NET LOSS                                            $5,068,689     $4,524,128
                                                    ==========     ==========
NET LOSS PER SHARE                                  $      .34     $      .40
                                                    ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         14,729,961     11,419,407
                                                    ==========     ==========

                     The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JULY 31, 1996 AND 1995


                                                           Series A Convertible    Series C Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                            Number         Par      Number         Par      Number         Par
                                                            of Shares      Value    of Shares      Value    of Shares      Value
                                                            ---------      -----    ---------      -----    ---------      -----
BALANCE, July 31, 1994                                       160,000       $ 160         -         $  -     10,388,168    $10,388

Stock issued in conversion of 111,704 Series B
  Preferred Stock subscriptions into Common
  Stock at $3.00 per share                                      -             -          -            -         301,141       301
Balance of Series B Preferred Stock
  Subscriptions at $3.00 per share                              -             -          -            -            -          -
Stock issued in acquisition of 15 percent interest
  in Final Frontier, August 1994 at $3.00 per
  share                                                         -             -          -            -         130,000       130
Stock issued under CAP Agreement
  September 1994                                             218,061         218         -            -            -          -
Stock issued in acquisition of 100 percent interest
  in New Concept Mining, April 1995 at
  $2.00 per share                                               -             -          -            -       1,101,450     1,101
Stock issued for services rendered, August 1994
  through July 1995
  at $1.50 - $3.00 per share                                    -             -          -            -         129,072       129
  at $3.30 - $4.00 per share                                    -             -          -            -          18,362        18
  at $4.01 - $4.25 per share                                    -             -          -            -           1,016         1
Stock issued for extinguishment of debt
  at $3.00 per share                                            -             -          -            -          11,840        12
Stock issued to corporate officer for compensation
  at $3.00 per share                                            -             -          -            -          20,000        20
Issuance of stock for stock subscriptions purchased
  during 1994 at $3.00 per share                                -             -          -            -         115,580       116
Proceeds from sale of stock through private place-
  ment offerings August 1994 through July 1995:
  at $1.50 per share                                            -             -          -            -         349,900       350
  at $3.00 per share                                            -             -          -            -         163,750       164
  at $3.20 - $3.92 per share                                    -             -          -            -         145,067       145
  at $4.00 - $4.20 per share                                    -             -          -            -          70,519        71
Private Placements offering costs
Proceeds from sale of 23,340 shares of common
  stock subscriptions through private placement
  offerings July, 1995 at $1.50 - $3.00 per share               -             -          -            -            -          -
Net loss                                                        -             -          -            -            -          -
                                                             -------        ----       -----        -----    ----------    ------
BALANCE, July 31, 1995                                       378,061         378         -            -      12,945,865    12,946



                                                             Additional
                                                               paid-in        Stock
                                                               Capital      Subscriptions     Deficit      Total
                                                               -------      -------------     -------      -----
BALANCE, July 31, 1994                                      $8,742,149       $2,119,940     $(7,886,116)  $2,986,521

Stock issued in conversion of 111,704 Series B
  Preferred Stock subscriptions into Common
  Stock at $3.00 per share                                     893,330         (893,631)          -            -
Balance of Series B Preferred Stock
  Subscriptions at $3.00 per share                                -              20,432           -           20,432
Stock issued in acquisition of 15 percent interest
  in Final Frontier, August 1994 at $3.00 per
  share                                                        389,870              -             -          390,000
Stock issued under CAP Agreement
  September 1994                                                  -                 -             -              218
Stock issued in acquisition of 100 percent interest
  in New Concept Mining, April 1995 at
  $2.00 per share                                            2,201,799              -             -        2,202,900
Stock issued for services rendered, August 1994
  through July 1995
  at $1.50 - $3.00 per share                                   183,138              -             -          183,267
  at $3.30 - $4.00 per share                                    62,174              -             -           62,192
  at $4.01 - $4.25 per share                                     4,240              -             -            4,241
Stock issued for extinguishment of debt
  at $3.00 per share                                            35,508              -             -           35,520
Stock issued to corporate officer for compensation
  at $3.00 per share                                            59,980              -             -           60,000
Issuance of stock for stock subscriptions purchased
  during 1994 at $3.00 per share                               346,624         (346,740)          -              -
Proceeds from sale of stock through private place-
  ment offerings August 1994 through July 1995:
  at $1.50 per share                                           524,500              -             -          524,850
  at $3.00 per share                                           491,086              -             -          491,250
  at $3.20 - $3.92 per share                                   533,095              -             -          533,240
  at $4.00 - $4.20 per share                                   285,631              -             -          285,702
Private Placements offering costs                             (265,904)             -             -         (265,904)
Proceeds from sale of 23,340 shares of common
  stock subscriptions through private placement
  offerings July, 1995 at $1.50 - $3.00 per share                 -              37,435           -           37,433
Net loss                                                          -                 -        (4,524,128)  (4,524,128)
                                                            ----------          -------      ----------    ---------
BALANCE, July 31, 1995                                      14,487,220          937,434     (12,410,244)   3,027,734
                                                            ----------          -------      ----------    ---------



                                                           Series A Convertible    Series C Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                            Number         Par      Number         Par      Number         Par
                                                            of Shares      Value    of Shares      Value    of Shares      Value
                                                            ---------      -----    ---------      -----    ---------      -----
Stock issued in conversion of 78,750 Series B
  Preferred Stock subscriptions into Common
  Stock                                                         -            -          -            -       206,135        206
Stock issued for Series C Preferred Stock
  at $1,000 per share                                           -            -         2,000           2        -            -
Stock subscription cancelled related to
  acquisition of Final Frontier                                 -            -          -            -          -            -
Stock issued for services rendered, August 1995
  through July 1996
  at $1.06 - 1.25 per share                                     -            -          -            -       110,000        110
  at $1.50 per share                                            -            -          -            -       156,338        156
  at $1.82 - 3.00 per share                                     -            -          -            -       266,197        266
  at $6.00 - $10.00 per share                                   -            -          -            -        33,039         39
Stock issued for conversion of debt                             -            -          -            -       166,750        167
Issuance of stock for stock subscriptions purchased
  during 1995 at $1.50 - $3.00 per share                        -            -          -            -        14,400         14
Proceeds from sale of stock through private place-
  ment offerings August 1995 through July 1996:
  at $1.50 per share                                            -            -          -            -       742,843        743
  at $1.60 per share                                            -            -          -            -     1,250,000      1,250
  at $2.03 - $3.00 per share                                    -            -          -            -       108,822        109
  at $7.00 per share                                            -            -          -            -        45,500         46
  at $8.00 per share                                            -            -          -            -        53,425         54
  at $8.50 - $8.60 per share                                    -            -          -            -        44,000         44
  at $9.00 - $9.50 per share                                    -            -          -            -        15,491         15
  at $10.00 - $11.00 per share                                  -            -          -            -        32,209         32
Private Placements offering costs                               -            -          -            -          -            -
Exercise of Stock Options                                       -            -          -            -        29,250         29
Proceeds from sale of 232,063 shares of common
  stock subscriptions through private placement
  offerings in 1996                                             -            -          -            -          -            -
Stock subscription of 75,800 shares of common
  stock through trade for services in 1996                      -            -          -            -          -            -
Net loss                                                        -            -          -            -          -            -
                                                             -------       ----        -----        ----  ----------    -------
BALANCE, July 31, 1996                                       378,061       $378        2,000           2  16,220,264    $16,220
                                                             -------       ----        -----        ----  ----------    -------


                                                             Additional
                                                               paid-in        Stock
                                                               Capital      Subscriptions      Deficit      Total
                                                               -------      -------------      -------      -----
Stock issued in conversion of 78,750 Series B
  Preferred Stock subscription into Common
  Stock                                                        629,794        (630,000)           -           -
Stock issued for Series C Preferred Stock
  at $1,000 per share                                        1,999,998            -               -       2,000,000
Stock subscription cancelled related to
  acquisition of Final Frontier                                   -           (225,000)           -        (225,000)
Stock issued for services rendered, August 1995
  through July 1996
  at $1.06 - 1.25 per share                                    118,390            -               -         118,500
  at $1.50 per share                                           234,351            -               -         234,507
  at $1.82 - 3.00 per share                                    686,839            -               -         687,105
  at $6.00 - $10.00 per share                                  239,527            -               -         239,560
Stock issued for conversion of debt                            455,333            -               -         455,500
Issuance of stock for stock subscriptions purchased
  during 1995 at $1.50 - $3.00 per share                        22,172         (22,186)           -            -
Proceeds from sale of stock through private place-
  ment offerings August 1995 through July 1996:
  at $1.50 per share                                         1,113,522            -               -       1,114,265
  at $1.60 per share                                         1,998,750            -               -       2,000,000
  at $2.03 - $3.00 per share                                   239,062            -               -         239,171
  at $7.00 per share                                           318,454            -               -         318,500
  at $8.00 per share                                           427,346            -               -         427,400
  at $8.50 - $8.60 per share                                   374,456            -               -         374,500
  at $9.00 - $9.50 per share                                   144,880            -               -         144,895
  at $10.00 - $11.00 per share                                 323,458            -               -         323,490
Private Placements offering costs                             (784,385)           -               -        (784,185)
Exercise of Stock Options                                       87,721            -               -          87,750
Proceeds from sale of 232,063 shares of common
  stock subscriptions through private placement
  offerings in 1996                                               -            554,950            -         554,950
Stock subscription of 75,800 shares of common
  stock through trade for services in 1996                        -            156,100            -         156,100
Net loss                                                          -               -         (5,068,689)  (5,068,689)
                                                           -----------        --------    ------------   ----------
BALANCE, July 31, 1996                                     $23,117,088        $771,298    $(17,478,933)  $6,426,053
                                                           ===========        ========    ============   ==========

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       1996           1995
                                                   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                         $(5,068,689)   $(4,524,128)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    630,315      1,377,435
      Loss on sale of marketable securities, net        29,404        205,116
      Loss on sale of property and equipment              -             3,467
      Gain on extinguishment of debt                  (540,000)             -
      Loss on disposal of commercial property          540,000              -
      Loss on commercial properties held for sale         -           505,000
      Stock issued as consideration for services     1,510,095        309,918
      Interest expense added to principal balances     135,397        135,583
      Benefit for Income Taxes                        (261,000)             -
  Changes in assets and liabilities, net of
    effect of purchase of New Concept Mining, Inc.
      during fiscal year 1995:
        Accounts receivable                             41,755         42,738
        Inventories                                     31,039              -
        Other current assets                             6,650         21,661
        Accounts payable and accrued liabilities      (701,601)       716,582
        Accounts payable stockholder/officer            (7,298)       (23,471)
        Subscription production payable                   -          (239,182)
        Deferred subscription revenue                 (139,945)        (1,618)
                                                   -----------    -----------
          Net cash used in operating activities     (3,793,878)    (1,470,899)
                                                   -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (394,637)      (209,772)
  Proceeds from sale of property and equipment            -             2,500
  Purchase of marketable securities                       -          (301,461)
  Proceeds from sale of marketable securities            9,996         87,820
  Cash received from purchase of New Concept
    Mining, Co.                                           -               470
                                                   -----------    -----------
          Net cash used in investing activities       (384,641)      (420,443)
                                                   -----------    -----------

                                                        1996           1995
                                                    -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments from stockholder/officer                $   (54,000)   $       -
  Payments of notes payable                            (86,600)       (66,106)
  Payments on capital lease obligations                (15,000)           -
  Net proceeds from issuance of stock and
    stock subscriptions                              6,734,413      1,606,571
                                                   -----------    -----------
          Net cash provided by financing
            activities                               6,578,813      1,540,465
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   2,400,294       (350,877)

CASH AND CASH EQUIVALENTS, beginning of period          86,019        436,896
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,486,313    $    86,019
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION --

  Cash paid during fiscal 1996 and 1995 for:
    Interest                                       $    38,716    $   164,599
    Taxes                                                  800            800
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Capital lease obligation incurred in connection
    with lease purchase option on mining property  $   264,960    $      -
                                                   ===========    ===========
  Stock issued for the extinguishment of
    debt during fiscal 1996 and 1995               $   447,500    $    35,520
                                                   ===========    ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JULY 31, 1996


1.  ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

    a.   ORGANIZATION AND LINE OF BUSINESS

    American Technologies Group, Inc. (the Company or ATG) was formed on September 27, 1988, and merged with an inactive publicly owned company named One Stop Printing, Inc., a Minnesota corporation, formerly General Cybernetics Corporation. General Cybernetics Corporation was incorporated in September 1968 and was merged with and changed its name to One Stop Printing, Inc. in December 1972. In February 1991, First Western Acquisitions, Inc. (FWA), a newly-formed Nevada Corporation, acquired effective control of the Company in a reverse merger transaction with the inception of the new entity beginning in February 1991 using the name ATG. Prior to February 1991, the Company was inactive. ATG was in the development stage until July 1994 at which time they acquired the publishing business of Final Frontier Publishing, Inc.

    In July 1994, ATG acquired an 85 percent interest in Final Frontier Publishing, Inc. (Final Frontier-now ATG Media, Inc.), a Minnesota corporation. The Final Frontier acquisition was accounted for by the purchase method of accounting with the results of operations of Final Frontier consolidated with the results of the Company from the date of acquisition (July 29, 1994). In August 1994, ATG completed the acquisition of the remaining 15 percent interest of Final Frontier at which time it became a wholly-owned subsidiary.

    In April 1995, ATG acquired 100 percent of the Common Stock of New Concept Mining, Inc. (New Concept Mining), a Nevada corporation. The acquisition of New Concept Mining was accounted for by the purchase method of accounting with the results of operations of New Concept Mining consolidated with the results of the Company from the date of acquisition (April 21, 1995).

    ATG is a research and development company principally involved in developing, through in-house research or acquisition, proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

    Final Frontier develops and markets space and technology related publications, books and merchandise for the space professional, space enthusiast and educational markets. Final Frontier's principal publication is Final Frontier Magazine which was first published in 1986.

    New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. The mineral properties acquired are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago. Subsequent to year end, New Concept Mining began operations at its Manhattan Project.

    b.   SIGNIFICANT BUSINESS RISKS

    Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carrying out its business plan is dependent upon (1) its ability to obtain sufficient additional capital,
    (2) generate significant revenues through its existing assets and operating business which it has acquired, (3) develop its mineral properties which are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago, and (4) overcome significant product development issues.

    The Company plans to raise additional working capital through private offerings, as well as to attain listing on a national exchange. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to develop its mineral properties and execute their business plans or generate positive operating results.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ATG, and its wholly owned subsidiaries, including Final Frontier and New Concept Mining. All material intercompany profits, transactions and balances have been eliminated in consolidation.

    b.   CASH AND CASH EQUIVALENTS

    Included in cash and cash equivalents are time certificate of deposits at July 31, 1996 of approximately $2,051,000.

    c.   MARKETABLE SECURITIES

    Cost of marketable securities are calculated using the specific identification method and are stated at the lower of cost or market.

    d.   INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of material, labor and manufacturing overhead.

    e.   NON-MONETARY EXCHANGES

    Accounting for the transfer or distribution of non-monetary assets or liabilities is based on the fair value of the assets or liabilities received or surrendered, whichever is more clearly evident. Where the fair value of the non-monetary asset received or surrendered cannot be determined with reasonable accuracy, the recorded book value of the non-monetary assets are used.

    f.   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost (or in the case of New Concept Mining at fair market value at acquisition) and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Mining buildings are depreciated over 10 years and equipment over lives from 3 to 7 years. Equipment used for research activities are capitalized only if they have alternative uses within the Company. No depreciation or amortization was recognized for mining buildings or equipment as the buildings and equipment have not yet been placed in service.

    Ordinary repairs and maintenance costs are charged to current operations, while improvements and betterments which prolong the useful life of the asset are capitalized and depreciated over their estimated useful lives.

    g.   REVENUE RECOGNITION

    The Company recognizes revenue for its environmental solutions products upon shipment of goods.

    Sales of subscriptions to magazines are recorded as unearned revenue at the time the order is received. Proportionate shares of the unearned revenue are recognized as revenue when subscriptions are fulfilled.

    Rental revenues are recognized on an accrual basis with an allowance for possible losses due to non-payment.

    h.   RESEARCH AND DEVELOPMENT ACTIVITIES

    All costs of new technology acquisition and further research and development are charged to operations as incurred.

    i.   CONTINUING DEVELOPMENT AND INITIAL MARKETING COSTS FOR NEW PRODUCTS

    All costs of continuing development of new products for commercial applications and the initial marketing are charged to operations as incurred.

    j.   STATEMENTS OF CASH FLOWS

    The Company prepares its Statements of Cash Flows using the indirect method as defined under Statement of Financial Accounting Standards

    No. 95, "Statement of Cash Flows."

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    k.   EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common share is based upon weighted average number of common shares outstanding during the fiscal year. Common share equivalents are not considered as they would be anti-dilutive. The Company has adjusted the earnings for fiscal year 1996 by $6,575 relating to Series C Convertible Preferred Stock 8 percent coupon payable.

    l.   MINERAL EXPLORATION AND DEVELOPMENT

    Exploration expenditures are charged to operations in the period incurred. Significant payments for exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed. Upon commencement of principal operations, mineral properties will be amortized using the units of depletion method, utilizing estimates of recoverable ore reserves.

    m.   GOODWILL

    Goodwill includes distribution rights, contracts, subscription and advertising lists and other intangibles acquired in connection with the acquisition of Final Frontier (Notes 1 and 7). These costs are being amortized over their estimated useful lives of six years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted net income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

    Due to cash flow difficulties encountered by ATG in fiscal 1995 and disputes with the printers of the magazine and fulfillment house, one issue of the magazine was not printed in fiscal year 1995 and two issues were not printed in fiscal 1996. Also, customer subscription renewals were not pursued on a timely basis. This resulted in the loss of approximately 20 percent of the acquired subscription and advertising base. Therefore, for the year ended July 31, 1995, amortization expense includes an additional charge of $670,000 to write off 20 percent of the unamortized goodwill in recognition of the loss of these acquired assets. The cash flow difficulties were partially eliminated during fiscal year 1996 (Note 5) and the disputes with both the printer and fulfillment house have been resolved resulting in reissuance of the magazine during fiscal 1996.

    n.   NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

    The Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," must be adopted for fiscal years beginning after December 15, 1995. The Company is scheduled to adopt the new standard no later than in the fiscal year ending July 31, 1997. The effects of new Financial Accounting Standards No. 121 have not yet been determined.

    The Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is effective for transactions entered into fiscal years that begin after December 15, 1995. The effects of new Financial Accounting Standards No. 123 have not yet been determined.

    o.   RECLASSIFICATIONS

    Certain amounts in the July 31, 1995 financial statements have been reclassified to conform to current year presentation.

    p.   USE OF ESTIMATES

    In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  MARKETABLE SECURITIES

A shareholder of ATG (Robert W. Carroll) was also a shareholder in BWN Oil Investments Corporation (BWN) and Western Resource Technologies, Inc. (WRT).
BWN and WRT jointly developed several oil and gas properties under an arrangement until 1991 when BWN filed for creditor protection under Chapter 11 of the U.S. Bankruptcy Code. In fiscal year 1993, the Company entered into several agreements with BWN and WRT in order to negotiate various settlement agreements between these parties through its affiliation with Robert W. Carroll. In March 1993, as part of the settlement reached between the parties, the Company acquired WRT warrants in exchange for $220,000 in cash and 709,517 shares of ATG Common Stock. During fiscal 1995, the Company sold the remaining WRT warrants for proceeds of $87,820 and a realized gain of $56,945.

In fiscal 1995, the Company purchased 52,000 shares of the common stock of WRT for $301,461 which had a market value of $39,400 and at July 31, 1995, and had recorded an unrealized holding loss of $262,061 in fiscal 1995. The Company had 50,000 shares on hand as of July 31, 1996, which were written down to zero at July 31, 1996 and have recorded an unrealized holding loss of $29,404 in fiscal 1996.

4.  COMMERCIAL PROPERTIES HELD FOR SALE

In fiscal 1994, the Company purchased from a bank a commercial property in Pasadena, California for $550,546. During fiscal 1996, the Company sold this property for net proceeds of approximately $462,000. The loss on sale of $45,000 was charged to operations during fiscal 1995.

 In May 1991, the Company purchased from T/S Financial Services, Inc. (T/S) a four story commercial building in Pomona, California for an adjusted appraised value of $3,200,000. In connection with this acquisition, the Company paid cash of $44,000, assumed obligations of $2,103,167 and issued 1,119,620 shares of ATG Common Stock to T/S. Rental property operating results for the year ended
July 31, 1995 included revenues of $134,430, depreciation of $553,303 (including a $460,000 depreciation charge to reduce the value of the property to its estimated realizable value), interest of $163,008, and other operating expenses of $85,182, for a net loss of $667,063. During fiscal year 1996, in connection with an agreement with the mortgage holder (Note 5), the building and related debt was returned to the mortgage holder.

5.  DEBT

Notes payable are summarized as follows as of July 31, 1996 and 1995:

                                                   1996        1995
     Anthony Selig, net of imputed
       interest of $14,732 and $36,242 at
       July 31, 1996 and 1995, respectively     $  569,732  $  688,758
     North Tem, net of imputed interest
       of $95,744 and $105,626 at
       July 31, 1996 and 1995, respectively        104,256      94,374
     Crown, net of imputed interest
       of $83,496 and 128,730 at
       July 31, 1996 and 1995, respectively        346,504     341,270
     Teledyne, net of imputed interest
       of $2,883 at July 31, 1995                     -         47,117
     Thrift and loan-secured by rental
       property                                       -      2,320,086
     Promissory bank note                                      291,122
     Miner Group                                      -        254,000
     Dixie                                            -         27,454
                                                ----------  ----------
                                                 1,020,492   4,064,181
     Current portion                               180,472   3,058,792
                                                ----------  ----------
                                                $  840,020  $1,005,389
                                                ==========  ==========

  Maturities of notes payable at July 31, 1996 are as follows:

    1997                                                           $  180,472
    1998                                                              105,479
    1999                                                              412,215
    2000                                                              218,070
    2001                                                                 -
    Thereafter                                                        104,256
                                                                   ----------
                                                                   $1,020,492
                                                                   ==========

In November 1995, with respect to the rental property and note payable described in Note 4, the Company entered into an Agreement with a thrift and loan to issue a deed in lieu of foreclosure and to discharge the related note payable. In accordance with the Agreement, the property was transferred to the lender and the parties agreed to settle, dismiss, covenant not to sue and to release one another in full with respect to certain claims and obligations. In addition, the lender received 130,000 shares of ATG Common Stock. In 1995 the Company incurred a loss of approximately $1,000,000 by transferring the property offset by an extraordinary gain of approximately $540,000 realized by satisfaction of the outstanding note payable and related issuance of stock. The resulting net loss of approximately $460,000 was recorded in the accompanying consolidated statement of operations in fiscal 1995. In 1996, the Company recognized the above extraordinary gain on the extinguishment of debt and a corresponding operating loss on the transfer of the property to the lender.

In April 1995, the Company entered into an agreement with The Miner Group, Limited (Miner Group) in settlement of $344,000 due for printing services rendered. Under the agreement, ATG issued the Miner Group 31,197 shares of ATG common stock in satisfaction of a $70,000 claim ($2.24 per share) and issued a revolving promissory note of $285,000. In addition, ATG placed 90,000 shares of ATG Common Stock in an escrow account for delivery to the Miner Group, at its option, at any time in satisfaction of the balance due under the revolving note. In December 1995, the Company entered into a settlement with The Miner Group to repay the $285,000 note and other costs incurred whereby The Miner Group received $55,000 in cash and 90,000 shares of ATG Common Stock (valued at $3.00 per share) in complete satisfaction of amounts due for the note payable and the printing services rendered. These shares were issued at estimated market value at the date of settlement and resulted in no gain or loss on the extinguishment of debt. In addition, ATG is required to include these shares as well as shares previously issued to The Miner Group in any registration statement filed with the Securities and Exchange Commission. In the event a registration statement is not declared effective, ATG shall issue to The Miner Group an additional 1,500 shares of ATG Common Stock on October 31, 1996 and each month thereafter until such registration is declared effective up to a maximum of 12,000 shares.

The following notes were assumed in the New Concept Mining acquisition:

    ANTHONY SELIG

    In connection with the New Concept Mining acquisition notes payable of $125,000 and $600,000 were issued to Anthony Selig which are secured by a first deed of trust on the property and equipment sold by Mr. Selig. The $125,000 note payable carries an interest rate of 9.5 percent, with the remaining $75,000 plus interest on August 15, 1996. The $600,000 note payable is non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773 with principal payments of $120,000 due each year on June 14, 1996 through June 14, 2000. In addition, a $44,000 (recorded at its discounted present value of $27,000) non-interest bearing note (Dixie-A company owned by Anthony Selig).

    In fiscal 1996 the Company repaid the Dixie note in full ($29,500 at its net present value) and reduced the principal amount of notes payable to Anthony Selig by $126,894 and interest of $33,800 by a cash payment of $6,000 and issuing 76,750 shares of ATG common stock valued at approximately $2.40 per share (estimated market value at date of settlement).

    In addition, in connection with a consulting agreement with Dixie, the Company issued 13,250 shares of common stock (valued at $2.00 per share) as full satisfaction for consultation services rendered in connection with mining operations. Included in mining expenses in the July 31, 1996 statement of operations is $26,500 related to the issuance of these shares.

    NORTH TEM

    The note payable requires payments of $20,000 on October 5, 1998, $5,000 each quarter beginning January 5, 2000 through July 5, 2005 and the remaining balance of $65,000 on October 5, 2005. The outstanding discounted present value on this note at July 31, 1996 was $104,256. In addition, North Tempiute Mining and Development Corporation (North Tem) is entitled to receive a 2.5 percent net smelter royalty on all mining output from the property.

    CROWN

    The non-interest bearing note payable to Crown Resources Corporation (Crown) requires the Company to make payments to Crown of $50,000 on May 2, 1997 and each succeeding anniversary date until May 2, 1999 when the remaining unpaid balance of $340,000 is due.

    TELEDYNE

    A non-interest bearing $50,000 note payable to Teledyne Industries, Inc. (Teledyne) was paid on March 8, 1996

    There is no stated interest rate for the notes payable to North Tem, Crown and Teledyne. These notes are recorded at their net present values and discounted at 10.6 percent.

6.   CAPITAL STOCK

    a.   COMMON STOCK

    The Company issued 565,575 and 148,450 shares of common stock for services rendered valued at $1,279,672 and $249,700 during 1996 and 1995, respectively. All shares issued were valued at estimated market value at date of issuance.

    b.   PREFERRED STOCK

    ATG authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to start limitations as the Board of Directors may determine.

    The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock. The Series A Stock receives a ten percent higher dividend than the Common Stock, is entitled to one vote per share, shares equally with the Common Stock upon liquidation and is convertible into one share of Common Stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 1996, 378,061 shares of Series A Stock were outstanding, no shares having been converted. The outstanding shares were issued under the CAP agreement (Note 7).

    The Company has authorized 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. Of the 224,204 Series B Preferred Stock subscriptions originally issued in connection with the Final Frontier acquisition, 111,704 shares were converted into 301,141 shares of ATG Common Stock in fiscal year 1995 and 78,750 were converted in fiscal year 1996 into 206,135 shares of Common Stock. Also, in fiscal year 1996, 28,125 shares were canceled (Note 7).

    The Company has authorized 2,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. Subsequent to year end, all of the Series C Convertible Preferred stock was converted into 1,490,702 shares of ATG Common Stock.

    c.   STOCK OPTION PLANS

    During fiscal 1994, the Company adopted the 1993 Incentive Stock Option Plan (Incentive Plan) and the 1993 Non-Statutory Stock Option Plan (Non-Statutory Plan) to grant options to purchase up to a maximum of ten percent of the total outstanding Common Stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to non-employees under the Non-Statutory Plan.
    Under the Incentive Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent stockholder (as defined in the Incentive Stock Option Plan), shall be at least one hundred ten percent of the fair market value of Common Stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board upon issuance but in no event more than ten years. The plans expire December 2002.

     Transactions involving the plans are summarized as follows:

                                                Number     Exercise Price
                                              of Shares      Per Shares
                                              ---------    --------------
     Outstanding at July 31, 1994               759,500    $3.00 - $ 3.30
         Granted                                315,500    $3.00 - $ 3.30
         Exercised                                 -             -
         Canceled                                  -             -
                                              ---------    --------------
     Outstanding at July 31, 1995             1,075,000    $3.00 - $ 3.30
         Granted                                564,500    $1.50 - $ 6.05
         Exercised                               29,250            $ 3.00
         Canceled                               208,250    $1.50 - $ 3.00
                                              ---------    --------------
     Outstanding at July 31, 1996             1,392,000    $1.50 - $ 6.25
                                              =========    ==============

    d.   STOCK SUBSCRIPTIONS

    During fiscal 1995, the Company issued 115,580 shares of ATG Common Stock valued at $346,740 which were included within stock subscription as of July 31, 1994. As of July 31, 1996, the Company had not issued 319,007 shares of Common Stock sold under private placements at prices ranging from $1.50 - $8.00 per share for an aggregate of $711,050 in cash received prior to July 31, 1996 and 5,625 shares of Series B Preferred Stock issued in connection with the acquisition of Final Frontier valued at $45,000. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

7.  ACQUISITION OF NEW TECHNOLOGY AND BUSINESS INVOLVING RELATED PARTIES

    a.   NEW CONCEPT MINING

    On April 21, 1995, the Company acquired New Concept Mining for 1,101,450 shares of ATG Common Stock (valued at $2.00 per share which was the fair market value at date of issuance based on an independent appraisal) in exchange for all the outstanding common stock of New Concept Mining. ATG assumed all of the outstanding liabilities of New Concept Mining as of April 21, 1995 and agreed to invest up to $1,500,000 into the Company to fund its mining operations. ATG also agreed to provide water-treatment technology to recover mineral ore and waste processed by the milling operations. The acquisition was accounted for using the purchase method of accounting with results of operations of New Concept Mining being included in consolidated operations from the date of acquisition.

    The results of operations on a pro forma basis, assuming New Concept Mining was acquired on August 1, 1994 are not material to ATG.

    b.   FINAL FRONTIER

    On July 25, 1993, the Company acquired a fifteen percent interest in Final Frontier. On July 29, 1994, the Company entered into an agreement with shareholders of Final Frontier whereby it acquired an additional seventy percent interest. In August 1994, the Company completed the acquisition of the remaining fifteen percent of Final Frontier for 130,000 shares of ATG Common Stock valued at $390,000. In connection with these agreements, the Company paid cash of $40,800, issued 262,625 shares of ATG Common Stock (valued at $3.00 per share which was the estimated fair market value at date of issuance) and 224,204 shares of Series B Convertible Preferred Stock (valued at $8.00 per share which was the estimated fair market value at date of issuance) to the shareholders of Final Frontier. The acquisition was accounted for using the purchase method of accounting with results of operations of Final Frontier being included in consolidated operations from the date Final Frontier became a majority-owned subsidiary of ATG (July 29, 1994). The purchase price of $2,622,307 and the excess of liabilities assumed over the fair market value of net tangible assets of $744,433 was allocated to goodwill. In fiscal year 1996, due to the lower than expected operating results of Final Frontier, certain previous shareholders of Final Frontier agreed to return certain of the Series B Preferred Stock rights issued to them valued at $225,000. The Company has reduced goodwill recorded on this transaction and stockholders equity by $225,000 as reflected in the accompanying consolidated financial statements.

    c.   BASER AGREEMENTS

    On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation (NWEC), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other particle beams (Basers) in their application to the rendering of nuclear waste non-radioactive. NWEC originally licensed these rights under an agreement with Apricot S.A. (Apricot), a Luxembourg corporation fifty percent owned by Dr. Shui-Yin Lo, an officer/ stockholder of ATG, in February 1994. Excluded in the assignment is exploitation of the project in the area of power and energy. For the Baser exploitation rights, the Company issued to NWEC 300,000 shares of ATG Common Stock valued at $900,000 ($3.00 per share which was the estimated market value at date of issuance) for the Baser rights which was expensed in fiscal year 1994 since the Baser Technology is an unproven theory. At such time as ATG receives an offer to purchase any application of the Baser Technology for commercial use, ATG will issue up to 1,700,000 shares of ATG Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on ATG's net sales from exploitation of Basers. In the event ATG does not spend at least $100,000 on the development of Basers during each fiscal year, the agreement will terminate.

    On July 22, 1994, the Company purchased an option to acquire either a fifty percent interest in Apricot or one hundred percent of the underlying Baser Technology if reacquired from NWEC. For such option, the Company issued a nine year option to acquire 450,000 shares of ATG Common Stock at an exercise price of $3.00 per share and agreed to pay $150,000 in monthly installments of $1,000 commencing October 1994. In fiscal 1995, the Company received an extension on the commencement of these installments until December 1995. During fiscal 1996, the company accelerated payments to purchase this option. The balance due at July 31, 1996 is included in the accompanying consolidated balance sheets as amounts due to stockholders/officers at its discounted present value. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG's net profits, if any, from the exploitation of Basers through July 21, 1999 and issuance of the Series A Preferred Stock discussed above. The acquired option expires one year after delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered title to the Baser Technology, neither of which have occurred as of July 31, 1996.

    d.   CALTECH AGREEMENT

    On May 1, 1994, the Company entered into a one year agreement with the California Institute of Technology (Caltech) for the testing and development of Baser Technology for $167,374. The Company has the right to the first offer of an exclusive royalty bearing license for such invention or discovery reduced to practice under this agreement upon terms to be negotiated at the time of the offer. Additionally, if any invention or discovery results in part from the expenditure of research funds of the United States government, the United States government will have certain rights thereto. In January 1996, the Company approved continuation of the research program with Caltech for the amount of $234,974 in the period from January through December 1996.

    e.   CAP AGREEMENT

    On November 1, 1992, the Company acquired the patent technology from inventors of technology for a method of increasing engine efficiency for $200,000 (Clean Air Pac or CAP) and a fee of five percent of the wholesale sales price of the CAP system. Additionally, the Company will issue 400,000 shares of Series A Preferred Stock for each $1,000,000 in revenues from sales of the product up to $10,000,000 in revenue. Under the agreement, if by October 31, 1996, the Company has not had at least $10,000,000 in gross sales from the CAP system, the inventors may obtain the exclusive license to market and distribute the CAP system worldwide from the Company, for a twenty percent royalty on gross sales. During fiscal 1994 and 1995, the Company accelerated share issuance to certain inventors totaling 160,000 and 218,061 shares of ATG Series A Convertible Preferred Stock, respectively.

8.  WRT LICENSE AGREEMENT

In fiscal 1995, the Company granted a non-exclusive license to WRT to use and commercialize the water purification system for the removal of heavy metals, soluble hydrocarbons and other contaminants which ATG licenses from Zhongshou University, China. This license is limited to the application of this technology for removal of contaminants from brine produced by oil and gas wells along the 200 mile wide strip centered on the United States coast of the Gulf of Mexico from the Rio Grande River east to Pensacola, Florida. In addition, WRT received a ten percent ownership interest in all remaining worldwide rights to the technology for this use for consideration of $799,000 which was received and included in revenues in fiscal 1995.

9.  MINERAL PROPERTIES

    The mineral properties are summarized as follows as of July 31, 1996 and 1995 which include the amounts allocated to the properties as part of ATG's purchase of New Concept Mining in April 1995:

                                                     1996         1995

               Manhattan Project                  $1,933,094   $1,668,134
               Tempiute Project                    1,043,553    1,043,553
                                                  ----------   ----------
                                                  $2,976,647   $2,711,687
                                                  ==========   ==========

    a.   MANHATTAN PROJECT

    On November 2, 1994, New Concept Mining purchased an option to buy mining claims from Crown for $10,000. The claims are located in the Manhattan Mining District, Nye Country, Nevada (Manhattan). New Concept Mining exercised its option in February 1995 and purchased the property in exchange for a non-interest bearing note of $490,000 (Note 5). In December 1994, New Concept Mining purchased the Keystone and April Fool Mining claims, Whitecap tailings, and mining and milling equipment in Manhattan from Anthony Selig in exchange for two notes payable totaling $725,000 (Note 5). These combined mining claims include approximately 850 acres in the Manhattan Mining District. New Concept Mining intends to develop existing mining claims to extract gold. The Company has obtained a preliminary independent resource evaluation of the property which estimates gold ore reserves at approximately 161,532 ounces. This amount has not been segregated between reserve categories (proven, probable and possible) and is prior to applying any necessary discount factors. During 1996 New Concept Mining entered into a lease purchase agreement for the purchase of property for mining purposes in the Manhattan area. The corresponding lease payments are included in capital lease obligation at its discounted net present value of $258,397.

    b.   TEMPIUTE PROJECT

    On October 5, 1994, New Concept Mining purchased mining claims from North Tem for a non-interest bearing note of $200,000 (Note 5). In addition, North Tem is entitled to a 2.5 percent net smelter royalty (as defined). These claims are located in the Tempiute Mining District, Lincoln County, Nevada. In the December 1994 transaction with Mr. Selig, discussed above, New Concept Mining also received equipment and a mill for the Tempiute site. On March 8, 1995, New Concept Mining purchased mining claims and mill sites from Teledyne for a non-interest bearing note of $50,000 and a down payment of $50,000. Anthony Selig, through his company Dixie, paid the $50,000 downpayment to Teledyne in exchange for a note payable of $50,000 (Note 5) from New Concept Mining. The Teledyne claims are adjacent to the North Tem claims. These combined mining claims include approximately 600 acres in the Tempiute Mining District. New Concept Mining intends to develop existing mining claims to extract tungsten. New Concept Mining has obtained a preliminary independent resource evaluation of the property which estimates tungsten ore reserves at approximately 1,617,292 units. This amount has not been segregated between reserve categories (proven, probable and possible) and is prior to applying any necessary discount factors.

10. RELATED PARTY TRANSACTIONS

The Company entered into various agreements with Robert W. Carroll, a shareholder of ATG, one or more of his relatives, or entities controlled by him, including the BWN/WRT settlement agreements (Note 3), the purchase of residential property (Note 4) and the Baser and CAP agreements (Note 7). In addition, the Company paid Mr. William Carroll $30,000 and $50,437 as consulting fees in fiscal 1996 and 1995, respectively.

Mr. David Gann is a member of the Board of Directors and Director of Marketing of the Company. Mr. Gann was a party to the CAP agreement (Note 7) and pursuant thereto is owed one and a quarter percent of the wholesale sales price of the CAP system and up to 1,000,000 shares of Series A Preferred Stock of ATG.

Dr. Shui-Yin Lo is a member of the Board of Directors and Director of Research and Development of the Company. Dr. Lo owns 6,033 shares of ATG Common Stock. He received an option to purchase 450,000 shares of ATG Common Stock and a $150,000 note receivable in accordance with the Baser agreements (Note 7).

During fiscal 1996, the Company incurred expenses to related parties including attorney fees of approximately $67,200 and consulting fees of approximately $30,000.

11. EMPLOYMENT AGREEMENTS

During fiscal 1994, the Company negotiated amended and restated employment agreements with three of its officer/directors. The agreements expire in December 1996 and grant each individual an option for the purchase of 500,000 shares of ATG Common Stock at a price of $3.00 per share which was the fair market value at date of grant. These options expire in December 2003 and vest at the rate of twenty-five percent per year commencing January 1, 1994. Each employee is prohibited from competing with the Company for a three year period commencing from termination of the agreement.

During April 1995, the Company entered into an employment agreement with an officer. The agreement expires in April 1998 and grants an option for the purchase of 40,000 shares of ATG Common Stock at a price of the lower of $3.00 per share (equal to or greater than market at date of grant) or $1.00 less than the average of the closing bid and asked prices for the Common Stock over the preceding thirty trading days. Upon each of the two anniversaries of the commencement of the agreement, additional options will be granted to purchase 40,000 shares of ATG Common Stock at an exercise price of $1.00 less than the average of the closing bid and asked prices for the Common Stock over the preceding thirty trading days. The options terminate five years after grant date. In addition, the employee agrees not to compete with the Company during the term of this agreement and for three years thereafter.

During fiscal 1995, the Company entered into an amended employment agreement with one of its officer/directors. The agreement expires in December 1998 and prohibits the employee from competing with the Company for a three year period commencing from termination of the agreement. In addition, the employee relinquishes all rights as an inventor under the CAP Agreement (Note 7) in exchange for an option to purchase 400,000 shares of ATG Common Stock at an exercise price of $1.50 per share. The option vests for 100,000 shares upon granting with the remaining 300,000 shares, if at all, upon the execution by the Company of an agreement with a major automobile products company to distribute the Company's combustion enhancing products. The option terminates December 31, 2004. In addition, the officer shall receive a sales commission of .5 percent of net revenue received by the Company from a license of future combustion enhancing products and a sales commission of 1.25 percent of net revenue received by the Company from sales of its current combustion enhancing product.

During fiscal 1996, the Company entered into an amended employment agreement with one of its officers. Under the amended agreement, the officer received an option to purchase 250,000 shares of ATG Common Stock at an exercise price of $3.00 per share. The option expires in October 2004 and vests at the rate of twenty five percent per year.

During fiscal 1996, the Company entered into an amended employment agreement with one of its officers. The amended agreement expires in December 1998 and prohibits the employee from competing with the Company for a three year period upon termination of the amended agreement. Under the amended agreement, the individual received an option to purchase 100,000 shares of ATG Common Stock at an exercise price of $3.00 per share. The option terminates upon the earlier of nine years after granting or thirty days of termination of the amended agreement prior to the expiration date.

During 1995, the Company entered into an employment agreement with one of its officers. The Agreement expires in February 1999 and grants an option to purchase 90,000 shares of ATG Common Stock at $3.00 per share (equal to or greater than market at the date of grant). The options expire nine years after the grant date. As additional consideration the agreement includes 10,000 shares of ATG Common Stock at inception of the agreement.

In connection with the acquisition of New Concept Mining, the Company assumed four year employment agreements with two officers. Pursuant to the employment agreements, these individuals will receive a combined base salary of $124,000 until the Company has one mill generating positive cash flow from operations (as defined), at which time, combined base salaries will increase to $146,000. Annual increases in base salaries and bonuses, if any, are subject to the discretion of the Board of Directors. In addition, these individuals agree not to compete with the Company during the term of the agreements and for three years thereafter.

Minimum payments under all employment agreements are as follows as of July 31, 1996:

         Year Ending July 31,

              1997                          $  976,000
              1998                             812,000
              1999                             386,000
                                            ----------
                                            $2,174,000
                                            ==========

12. INCOME TAXES

A Federal benefit for income taxes of $261,000 was recorded in fiscal 1996, due to the losses incurred by New Concept Mining subsequent to the New Concept Mining acquisition, which can be offset against the mineral properties basis differences established in connection with the New Concept Mining acquisition. A provision of $800 was made for minimum state income taxes during fiscal years 1996 and 1995, respectively.

Net temporary differences of the consolidated group at July 31, 1996 and 1995 consisted of the following:

                                                        1996          1995
     Deferred tax assets:
       Net operating loss carryforward              $ 5,543,000    $ 3,720,000
       Short term deferred tax assets                    30,000            -
       Long term deferred tax assets                    608,000          4,000
       Valuation allowances                          (5,920,000)    (3,724,000)
                                                    -----------    -----------
                                                        261,000            -
                                                    -----------    -----------
     Deferred tax liabilities:
       Buildings and equipment basis differences       (587,000)      (587,000)
       Mineral properties basis differences            (760,224)      (760,224)
                                                    -----------    -----------
                                                     (1,347,224)    (1,347,224)
                                                    -----------    -----------
     Net deferred tax liability                     $(1,086,224)   $(1,347,224)
                                                    ===========    ===========

As of July 31, 1996, the Company had approximately $14,300,000 of Federal net operating loss carry forwards, which will expire in fiscal years ending 2006 to 2011. Differences between accounting and tax losses consist primarily of differences in the accounting and the treatment of research and development technology purchases acquired through the issuance of stock. Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company has recorded valuation allowances against the realization of its deferred tax assets as there is no assurance that the net operating losses will be utilized to reduce the amount of future taxes due, if any. Deferred tax liabilities relate principally to the differences in basis for financial reporting purposes and tax purposes of mining property and equipment and mineral rights acquired in connection with the New Concept Mining acquisition.

A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change that are claimed within the five year period after such ownership change may also be limited (such deductions, together with net operating loss carryforwards, "pre-change losses"). No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1996, could have a material adverse impact on the Company's consolidated financial position or results of operations.

13.  COMMITMENTS AND CONTINGENCIES

    a.   OPERATING LEASES

    The Company leases its facility under an operating lease agreement that expires in June 1997 and has other operating leases that expire in January 2000. Under this agreement, the Company has an option to extend the lease through June 2000. The lease requires that the Company also pay for certain insurance coverages throughout the term of the lease. The aggregate minimum future commitments under operating leases are as follows:

                    Year Ending July 31,
                    1997                               $ 90,100
                    1998                                 22,700
                    1999                                 22,700
                    2000                                 22,700
                    2001                                 11,300
                                                       --------
                                                       $169,500
                                                       ========

    Rent expense charged to operations in fiscal 1996 and 1995 was $87,097 and $70,628, respectively.

    b.   CAPITAL LEASES

    The Company leases certain mining properties which qualifies as a capital lease (Note 9). Minimum lease payments under the terms of the lease agreement are as follows:

              Year Ending July 31,
                    1997                               $ 50,000
                    1998                                235,000
                                                       --------
                                                        285,500
              Less: amounts representing
                interest                                 26,603
              Current portion                            27,269
                                                       --------
                                                       $231,128
                                                       ========

    c.   MINING

    The Company is subject to certain payment provisions of the Mining Law of 1872, as amended, in order to maintain its interest in its unpatented mining claims. These provisions include an annual holding fee of $100 per unpatented claim which must be paid for each year before September 1.

    The Company has assumed annual lease payments of $20,000 related to the mining claims purchased from Crown. The agreement may be renewed each year with the payment of the annual lease amount. These payments reduce amounts due under the Crown note payable. In addition, in connection with the acquisition of the Crown mining claims, the Company is obligated to pay production royalties on certain claims of three to five percent (as defined) for all ores and minerals mined and sold. Lease payments made from inception of these leases and advance royalties paid may be used to offset royalties due, if any. As of July 31, 1996, approximately $330,000 of lease payments and advance royalties have been made which may be used to offset any future royalties.

    14.  INDUSTRY SEGMENT INFORMATION

The Company's principal business segments are Environmental Solutions (The Force, Waste Water Treatment), Publishing (Final Frontier) and Mining (New Concept Mining). These segments are described in Notes 1 and 7.

Financial information about industry segments as or for the year ended July 31, 1996 and 1995 is as follows:

                                                  1996             1995
                                                  ----             ----
    Operating revenues:
      Environmental solutions                 $   151,603      $   867,860
      Publishing                                  266,247          775,005
      Mining                                         -                -
      Other                                        39,792          134,430
                                              -----------      -----------
    Total operating revenues                  $   457,642      $ 1,777,295
                                              ===========      ===========

    Operating Loss:
      Environmental solutions,
      including research and development       $1,300,519      $   237,214
      Publishing                                  650,891        1,391,110
      Mining                                      578,189           95,202
      Other                                       (23,406)          44,055
      Corporate expenses                        2,600,929        1,864,986
                                              -----------      -----------
    Net operating loss                        $ 5,107,122      $ 3,632,567
                                              ===========      ===========

    Identifiable assets
        Environmental solutions               $   301,766      $   407,368
            Publishing, including goodwill      1,448,404        2,237,543
            Mining                              5,520,059        4,865,480
            Corporate and other                 2,711,559        2,735,873
                                              -----------      -----------
          Total                               $ 9,981,788      $10,246,264
                                              ===========      ===========

Operating loss is revenue minus operating expenses. Amortization of intangible assets has been included as a publishing expense.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

15. SUBSEQUENT EVENTS

In September 1996, the Company issued 100,000 shares of ATG Common Stock in full settlement of a dispute with a former consultant.

In September 1996, the Company issued $700,000 of 8 percent Convertible Debentures, maturing September 30, 1998. The accrued interest is due quarterly and both the accrued interest and the principal is payable in cash or ATG Common Stock at the company's discretion. The debentures are convertible into ATG Common Stock commencing 45 days after issuance up to 50 percent and after 75 days 100 percent of the original principal amount. The conversion price is equal to 80 percent of the average closing bid price of the Common Stock.

In November 1996, the Company issued $1,400,000 of 7 percent Convertible Debentures, maturing November 30, 1998. The accrued interest is due quarterly and both the accrued interest and the principal is payable in cash or ATG Common Stock at the company's discretion. The debentures are convertible into ATG Common Stock commencing 60 days after issuance up to 33 1/3 percent, after 90 days 66 2/3 percent and after 120 days 100 percent of the original principal amount. The conversion price is equal to 75 percent of the average closing bid price of the Common Stock.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   Not applicable.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of July 31, 1996 are listed below, together with brief accounts of their business experience and certain other information.

                                                                Year First
                                              Present             Elected
Name               Age                  Office or Position       Director
----               ---                  ------------------       --------

John Collins        45               Chairman of the Board of       1991
                                    Directors, Chief Executive
                                        Officer and Treasurer

Hugo Pomrehn        58                 Director, President and      1996
                                       Chief Operating Officer

Shui-Yin Lo         54                 Director of Research         1993
                                           and Development
                                           and a Director

David Gann          47                  Director of Marketing       1993
                                        and Public Relations,
                                       President, ATG Media
                                          and a Director

Bill Foster         49                President, New Concept         ---
                                           Mining, Inc.

JOHN COLLINS: has been Chief Executive Officer, Treasurer, and Director of the Company since July, 1991, and also served as President from that date until June 1993. From 1983 until July 1991, Mr. Collins operated New Image Public Relations, which he co-founded. New Image provided financial public relations and consulting services to emerging public companies, as well as other services.

HUGO POMREHN: has been President since April, 1995 and a director and Chief Operating Officer since November, 1995. From June, 1993, until March 1995, he was a Senior Vice President at PLG Inc., a risk management consulting firm. In 1992, Mr. Pomrehn served as Under Secretary of Energy. He was the third ranking official at the U.S. Department of Energy, which employs approximately 170,000 federal and contractor personnel and has an annual budget of $20 billion. At the Department of Energy, he was responsible for defense programs, environmental restoration and waste management, as well as nuclear energy development and operation.

                    Prior to his nomination, he was Vice President and Manager of the Los Angeles Office for Bechtel Corporation where he was principally employed since 1967 in positions of increasing responsibility. Mr. Pomrehn's assignments included Assistant Chief Nuclear and Environmental Systems Engineer; Project Engineer on the Arizona Nuclear Power Plant at Palo Verde, Arizona; and Project Manager of the Korean Nuclear Projects. From 1986 to 1988, Mr. Pomrehn was Site Director for the Browns Ferry Nuclear Power Plant operated by the Tennessee Valley Authority. Subsequent to this assignment, he was named Vice President and General Manger of the Bechtel/Kraftwerk Union Alliance providing maintenance, modification and inspection services to U.S. operating nuclear power plants.

SHUI-YIN LO: became Director of Research and Development and a Director in June, 1993. From January, 1987 until June, 1993, he was Chief Executive Officer of the Institute of Boson Studies Inc., a privately funded research company.
Dr. Lo received his Ph.D. in physics in 1966 from the University of Chicago. He has been a visiting scholar at numerous universities and institutes including Stanford University, California, Oxford University, England, Institute for Theoretical Physics, Berlin University, Germany and the Institute of High Energy Physics, Beijing, China.

DAVID GANN: was appointed Vice President of the Company in January, 1993, and became President and Director in June, 1993. Upon the hiring of Mr. Pomrehn in April, 1995, Mr. Gann relinquished his position as President and was appointed Director of Marketing. In November, 1995 he became President of ATG Media. He was President of Catalytic Solution Inc. from July, 1990 to October, 1992, at which time it was acquired by the Company. From 1987 to 1990, Mr. Gann worked as a technical consultant to Los Angeles area banks for the disposal of high tech equipment. Mr. Gann received a Bachelor of Science degree in 1972 from Central Missouri State University. He did post-graduate work in Biology in 1975 at the University of Tampa and in physics in 1982 at Central Missouri State University.

BILL FOSTER: has worked in the oil/gas and mining areas for the last sixteen years. Mr. Foster has been President and a Director of New Concept since its inception in 1994 and retained such positions after ATG's acquisition of New Concept in April, 1995. Upon ATG's acquisition of Catalytic Solutions, Inc. in October, 1992, where Mr. Foster was Chief Executive Officer since 1990, he served in various capacities for ATG, including oil and gas operations and marketing. In 1986 he became the President of Mexican Gold and Silver Co., a position he still holds. He was the President of Mid-Continent Mining and Exploration from 1982-1986 and was involved in several heap leach mining operations in the Western United States.

Directors are elected annually at the Company's annual meeting of shareholders. The term of each person currently serving as a director will continue until the Company's next annual meeting or until a successor is duly elected and qualified.

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board, except to the extent that provisions of employment agreements may govern.

SECTION 16(b) BENEFICIAL OWNERSHIP COMPLIANCE

Based upon the Company's review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, Shui-Yin Lo failed to file two Form 4s and one Form 5 as to an aggregate of four transactions; each of John Collins, Hugo Pomrehn and James Nicastro failed to timely file four Form 4s and one Form 5 as to an aggregate of five, four and four transactions respectively; David Gann failed to file six Form 4s and one Form 5 as to an aggregate of seven transactions; Bill Foster failed to file seven Form 4s and one Form 5 as to an aggregate of twenty-one transactions.

ADVISORY BOARD:

The Company's Advisory Board consists of renowned scientists or businessmen in technological fields who have agreed to be available for scientific or other consultations when needed. Board members will be compensated at individually determined hourly rates and will be granted options to acquire 2,500 shares of Common Stock at fair market value on the date of grant. Presently, nine individuals have agreed to serve as Advisors and the Company is discussing appointment to the Advisory Board with additional people. The following is summary background information on the nine people who have agreed to serve on the Advisory Board. There can be no assurance that these people will actually serve on the Advisory Board for any particular length of time.

RANDALL HAWKINS: holds a Ph.D. from the University of California, Los Angeles, in Biomed Physics (1985). At present he is the Chief, Nuclear Medicine Program, and Vice Chair, Department of Radiology, at the University of California, San Francisco, where his appointment as Professor in Residence of Radiology and Bioengineering is pending. He has been honored with memberships in Phi Beta Kappa; Sigma Pi Sigma; Pi Mu Epsilon; and, received the NIH New Investigator Research Award, 1981-84.

S.T. YAU: holds a Ph.D., from the University of California, Berkeley (1971) and Ph.D., from Harvard University (Honorary Harvard Degree). He is currently a Professor of Mathematics at Harvard University. Dr. Yau has received numerous honors and awards, and holds a number of honorary positions including, the Humbolt Foundation Senior Scientist Award, the J.S. Guggenheim Memorial Foundation Fellowship and Member, and a seat on the Board of Mathematical Sciences of the National Academy of Sciences.

S.I. LO:  holds a Ph.D. in clinical biochemistry from the University of Toronto
(1975). He is currently a Clinical Assistant Professor, Department of Pathology, Health Sciences Center at Brooklyn, New York State University and is a Clinical Biochemist at Brookdale Hospital and Medical Center, Brooklyn, New York. Dr. S.I. Lo is the brother of Dr. S.Y. Lo, a director of the Company.

ALFRED Y. WONG:  holds a Ph.D. in plasma physics from Princeton University
(1962). He is currently the director of the Plasma Physics Department at the University of California, Los Angeles, and the HIPAS Observatory, an outdoor plasma physics laboratory in Fairbanks, Alaska which he designed at a cost of $7,000,000 in 1980. Dr. Wong has received numerous honors and awards, including American Physical Society Award for Excellence in Plasma Physics and the Chairmanship of the Pacific Rim Environmental Research Group.

CHARLES YOUNG: holds a Ph.D. in physics from the Massachusetts Institute of Technology (1977). He is currently a staff physicist at the Stanford Linear Accelerator Center where he has been employed since 1978.

ANMIN LIU: holds a B.S. in civil engineering from Chuan Yuan University in Taiwan and an M.S. in Sanitary Engineering from Colorado State University,
(1970). Since 1989 he has been the Engineer Manager at the Hyperion Wastewater Treatment Plant of the City of Los Angeles where he responsible for engineering and operations, including the multi-billion dollar expansion program ongoing at the plant. He has supervised the start up of two of the four wastewater plants operated by the City of Los Angeles.

S.Y. CHENG: holds a Ph.D. in Mathematics from the University of California, Berkeley (1974). Since 1981 he has been a Professor of Mathematics at the University of California, Los Angeles where he was Vice-Chairman of the department from 1988 to 1990. In 1976 he was the Alfred Sloan Fellow and in 1989 he was the J.C. Wong Fellow.

ED ROSE: holds a B.S. in Civil Engineering/Engineering Geology from the University of Southern California (1956). He is currently an independent consultant providing project and construction management services. For over 25 years he was employed by Bechtel Corporation retiring as a project manager. His professional affiliations include the American Society of Civil Engineers and the National Society of Professional Engineers.

DANIEL C. TSUI: holds a Ph.D. in Electrical Engineering from the University of Chicago (1967). Since 1982 he has been a Professor of electrical engineering at Princeton University. He is a member of the National Academy of Sciences, Academia Sinica, Fellow of The American Physical Society, American Association for the Advancement of Science. In 1984, he received the Oliver E. Buckley Condensed Matter Physics Prize of The American Physical Society.

ITEM 10.  EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1994, 1995 and 1996

                              SUMMARY COMPENSATION TABLE
                                                                   LONG TERM
                                       ANNUAL  COMPENSATION       COMPENSATION
                                       --------------------       ------------
                                                  Other Annual
  Name & Principal Position   Year   Salary       Compensation    Stock Options

 John Collins                 1996  $189,459            0          97,500 (1)
   Chairman of the Board,
   Chief Executive Officer    1995   208,225            0          65,000 (2)
   and Treasurer
                              1994   173,300            0          75,000 (3)
                                                                  500,000 (4)(5)

 Hugo Pomrehn                 1996  $121,666            0          50,000 (6)
   President Chief Operating                                       40,000 (7)
   Officer and a Director                                         500,000 (4)(5)
                              1995        -             -
                                                                   40,000 (8)
                              1994        -             -
                                                                       -
 Shui-Yin Lo                  1996  $136,625            0          40,000 (6)
   Director of Research &
   Development and a          1995   120,120            0          60,000 (9)
 Director
                              1994   120,052       16,550 (10)    575,000 (4)(5)

 David Gann                   1996  $151,272            0         400,000 (11)
   Director of Marketing                                           20,000 (6)
   and a Director
                              1995   139,756            0          40,000 (9)

                              1994   171,972(8)         0         575,000 (4)(5)


 Jim Nicastro                 1996  $164,497            0          600,000 (12)
   Vice President-                                                   24,500 (6)
   Administration
                              1994   155,081            0            20,000 (9)

                              1994    47,545(13)        0            68,500 (4)

------------------------------------
(Footnotes are on the following page.)

                            OPTIONS GRANTED IN FISCAL 1996


                    Number of Securities   Percent of Total Options
                     Underlying Options    Granted to Employees in
     Name                 Granted                Fiscal 1996           Exercise Price    Expiration Date
     ----                 -------                -----------           --------------    ---------------
John Collins              97,500                    7.2                     1.65          August, 2004

Hugo Pomrehn              40,000                    0.3                   10.067          August, 2004
                          50,000                    0.4                     1.50         October, 2001
                         250,000(1)                18.4                     3.00         October, 2004

Shui-Yin Lo               40,000                    0.3                     3.00          August, 2004

David Gann               400,000                   29.5                     1.50         October, 2004
                          20,000                    0.1                     1.50          August, 2004

Jim Nicastro              24,500                    0.2                     1.50          August, 2004
                         200,000(2)                 7.4                     3.00         October, 2004


-------------------------------
(1) Does not include 250,000 of these options surrendered during the fiscal year. (See "Certain Relationships and Related Transactions.")
(2) Does not include 500,000 of these options surrendered during the fiscal year. (See "Certain Relationships and Related Transactions.")
-------------------------------
(Footnotes from prior page.)

(1) The exercise price of these options is $1.65 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1995.

(2) The exercise price of these options is $3.30 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1994.

(3) The exercise price of these options is $3.30 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1994.

(4) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1994.

(5) 250,000 options were surrendered in March, 1996 (see "Certain Relationships and Related Transactions.").

(6) The exercise price of these options is $1.50 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1995.

(7) The exercise price of these options is $2.18 per share, One Dollar less than the average of the closing bid and asked prices of the Common Stock over the thirty trading days prior to the date of grant.

(8) The exercise price of these options is $10.067 per share, One Dollar less than the average of the closing bid and asked prices of the Common Stock over the thirty trading days prior to the date of grant.

(9) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1994.

(10)  Represents 11,033 shares of Common Stock valued at $1.50 per share.

(11) The exercise price of these options is $1.50 per share the estimated fair market value on the date of grant. Options for 100,000 shares of Common Stock have vested and the remaining options vested upon the occurrence certain events relating to sales of The Force.

(12) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. 500,000 options were surrendered in March, 1996 (see "Certain Relationships and Related Transactions.").

(13) Does not include $66,328 paid to Mr. Nicastro during the fiscal year as consulting fees prior to his employment by the Company.

                            OPTION VALUES AT JULY 31, 1996
              Number of Securities Underlying    Value of in-the-money Options
                 Options at July 31, 19961              at July 31, 1996
                 -------------------------            ------------------
  Name        Exercisable       Unexercisable    Exercisable    Unexercisable
  ----        -----------       -------------    -----------    -------------

John Collins       363,125        124,375        $  142,453     $   129,985

Shui-Yin Lo        346,250         78,750        $  144,844     $    74,531

Hugo Pomrehn       217,500        202,500        $  118,113     $   117,188

David Gann         431,250        353,750        $  319,219     $   605,156

Jim Nicastro       167,500         45,500        $   72,000     $    44,625
---------------

Effective January 1, 1994, the Company entered into employment agreements with Mr. Collins, Mr. Gann and Dr. Lo at weekly salaries of $3,850, $3,425 and $2,310, respectively, with annual increases of the lesser of 10% and the change in the Consumer Price Index. As amended, the 500,000 shares of Series A Stock issued to each were canceled and replaced with an option to purchase 500,000 shares of Common Stock at $3.00 per share, the estimated fair market value of the Common Stock as of January 1, 1994. The options expire in December, 2003 and vest at the rate of 25% per year commencing as of January 1, 1994. Subsequently, ATG and Mr. Gann entered into a new employment agreement the term of which commenced December 1, 1995. Mr. Gann's new agreement provides for an annual salary of $157,000 plus a sales commission of 0.5% of net revenue received by ATG from a licensee of ATG's combustion enhancing products and a sales commission of 1.25% of net revenue received by ATG from other sales of The Force.

Effective as of April 1, 1995, the Company entered into an employment with Mr. Pomrehn at a base salary of $120,000 per year. In addition, the agreement requires the granting of an option to purchase 40,000 shares of Common Stock as of that date at $2.18 per share and each anniversary thereof during the term of the agreement at $1.00 less than the average of the closing bid and asked prices for the Common Stock over the preceding 30 trading days. Each option will terminate upon the earlier of five years after granting or thirty days after termination of the agreement prior to the expiration its term. Effective as of November 1, 1995, Mr. Pomrehn's employment agreement was amended to include Mr. Pomrehn serving as ATG's Chief Operating Officer and a Director. In consideration of the increased responsibilities, Mr. Pomrehn was granted an option to purchase 500,000 shares of Common Stock at a price of $3.00 per share. The option expires in October, 2004 and vests at the rate of 25% per year commencing as of November 1, 1995. Subsequently, 250,000 of such options were canceled. (See "Certain Relationships and Related Transactions.")

Effective November 1, 1995, with a term commencing December 1, 1995, the Company entered into an employment agreement with Mr. Nicastro at an annual salary of $155,000, with annual increases of the lesser of 10% and the change in the Consumer Price Index. Mr. Nicastro waived all earned and unpaid compensation except for $6,500 which is to be paid as subsequently agreed. In addition Mr. Nicastro was granted an option to purchase 600,000 shares of Common Stock at $3.00 per share. Subsequently, 250,000 of such options were canceled. (See "Certain Relationships and Related Transactions.") The option expires on the earlier of October 31, 2004, or thirty days after termination of the agreement prior to the expiration its term.

Each employment agreement has a three year term and expires on December 31, 1996, except for Mr. Gann's, Mr. Pomrehn's and Mr. Nicastro's which expire on November 30, April 30, and November 30, 1998, respectively, subject to early termination for "cause" by the Company, which includes final conviction of the employee of a felony involving willful conduct materially detrimental to the Company or the final adjudication of the employee in a civil proceeding for acts or omissions to act involving willful conduct detrimental to the Company, and for "good reason" by the employee, which includes the diminution of employee's title, responsibilities or status, or reduction in pay or benefits.

Directors of the Company do not receive compensation for serving as such and hold office until the next annual meeting of the shareholders or until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors.

The Company has no retirement, pension or similar programs at the present time. The creation of any such plan, however, will be at the discretion of the Board of Directors of the Company. The Board of Directors may, in the future, adopt such employee benefit and executive compensation programs as it deems advisable and consistent with the best interests of the shareholders and the financial condition and potential of the Company.

STOCK OPTION PLANS

The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 23, 1996, 1,392,000 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

The Option Plans are administered by the Board of Directors or, if the Board so designates, a Stock Option Committee consisting of at least two members of the Board of Directors. The Board or the Stock Option Committee, as the case may be, has the discretion to determine when and to whom options will be issued, the number of shares subject to option and the price at which the options will be exercisable. The Board or the Stock Option Committee will also determine whether such options will be Incentive Stock Option or Non-Statutory Stock Options and has full authority to interpret the Option Plans and to establish and amend the rules and regulations relating thereto.

Under the Incentive Stock Option Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent (10%) stockholder (as defined in the Incentive Stock Option Plan), shall be at least 110% of the fair market value of Common Stock on the date the option is granted, exercise prices of options granted under the Non-Statutory Stock Option Plan may be less than fair market value. The maximum aggregate number of shares which may be covered by options under the Option Plans is 10% of the total outstanding share of Common Stock.

Incentive Stock Options covering 100,000 shares exercisable at $6.25 per share, 52,000 shares exercisable at $5.00 per share, 140,000 shares exercisable at $3.30 per share, 654,500 shares exercisable at $3.00 per share, 97,500 shares exercisable at $1.65 per share and 238,000 shares exercisable at $1.50 per share and Non-Statutory Stock Options covering 25,000 exercisable at $5.00 per share, 55,000 shares exercisable at $3.00 per share and 30,000 shares exercisable at $1.50 per share have been granted. As of October 23, 1996, Options covering an additional 326,120 shares may be issued under the Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of October 23, 1996 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

                                  Amount and Nature                  Percent
Name and Address             of Beneficial Ownership (1)             of Class
----------------             ---------------------------             --------

John Collins (2)                  5,233,379  (3)                        29.7

T/S Financial Services Inc.       1,102,564  (4)                         6.4
P.O. Box 335
Moorpark, CA 93020

David Gann (2)                      290,100  (5)                         1.7

Shui -Yin Lo (2)                    876,033  (6)                         4.9

Hugo Pomrehn (2)                    361,933  (7)                         2.1

All officers and                  7,240,797                             37.9
directors as a group
(5 persons) (3) (5) (6) (7) (8)
-------------------------------

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) The address of each of these persons is c/o American Technologies Group, Inc., 1017 South Mountain Avenue., Monrovia, CA 91016.

(3) Includes 30,000 shares of Common Stock held of record by Mr. Collins' children under the Uniform Gift to Minors Act, 6,334 shares held of record by Mr. Collins' wife, 172,500 shares issuable upon exercise of Incentive Stock Options and 250,000 shares issuable under another option. Also included are 1,102,564 shares of Common Stock held of record by T/S or its affiliates for which Mr. Collins holds a proxy but not financial interest.

(4)  These shares are subject to a proxy in favor of Mr. Collins.

(5) Includes 75,100 shares held of record by immediate family members of Mr. Gann, 115,000 shares issuable upon exercise of Incentive Stock Options and, 100,000 shares issuable upon exercise of other options.

(6) Includes 140,000 shares issuable upon exercise of Incentive Stock Options held by Dr. Lo and 30,000 shares issuable upon exercise of Incentive Stock Options held by Dr. Lo's wife and 700,000 shares issuable upon exercise of other options.

(7) Includes 6,933 shares held of record by the Hugo Pomrehn Family Trust of which Mr. Pomrehn serves as Trustee, 25,000 shares issuable upon exercise of Incentive Stock Options and 330,000 shares issuable upon exercise of other options

(8) Includes 1,866 shares of Common Stock held of record by an officer's children under the Uniform Gift to Minors Act and 83,500 shares issuable upon exercise of Incentive Stock Options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The licensor of the BASER technology which the Company has sublicensed from NWEC is Apricot which is 50% owned by Dr. Shui-Yin Lo, a director of the Company.

On July 22, 1994, the Company entered into a Technology Acquisition Agreement with Shui-Yin Lo, the Company's Director of Research and Development and a member of the Board of Directors. For $150,000 payable at the rate of a minimum of $1,000 per month, of which $92,000 was paid as of October 30, 1996, the Company acquired an option to acquire a 50% interest in Apricot or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights. The exercise price for the option is 10,000 shares of Common Stock and a royalty of 5% of ATG's net profit, if any, from the exploitation of BASERs through July 21, 1999. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, the exercise price will include such shares. Under the Technology Acquisition Agreement the Company acquired from Shui-Yin Lo exclusive right, title and interest to the Invention for an Option to acquire 450,000 shares of Common Stock at $3.00 per share, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG agreed to (i) issue to Lo 1,700,000 shares of Series A Stock and
(ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock as part of the exercise price for the BASER rights, then Dr. Lo will not receive such shares if the Invention is commercialized in accordance with the foregoing criteria.

Bill Foster, the President of New Concept, has either been an employee or consultant to ATG since October, 1992. He last served as an employee in December, 1994 with the title of Vice President. Mr. Foster owned one third of the capital stock of New Concept and received 367,150 shares of Common Stock in exchange therefore upon ATG's acquisition of New Concept.

As part of the employment agreement entered into as of November 1, 1995 by and between the Company and David Gann, Mr. Gann relinquished all of his rights under the Cap Agreement in exchange for an option to purchase 400,000 shares of Common Stock at $1.50 per share, 100,000 of which vested immediately and 300,000 vest, if at all, upon the execution by the Company of an agreement with a major automobile products company to distribute the Company's combustion enhancing products.

With the intention of reducing the dilutive impact of the exercise of stock options on the shares of Common Stock held by the public shareholders of the Company, the Directors of the Company, John Collins, Hugo Pomrehn, Shui-Yin Lo and David Gann, each voluntarily surrendered 250,000 stock options exercisable at $3.00 per share and Jim Nicastro surrendered 500,000 stock options exercisable at $3.00 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS                                                   Sequentially
Exhibit                                                           Numbered
No.           Description                                           Page
-------   ---------------------------------                     ------------

3.1      Articles of Incorporation, as amended (1)

3.2      Bylaws (1)

3.3      Amended and Restated Bylaws (5)

4.1      Specimen of Common Stock (1)

4.2      Certificate of Determination of Rights and
         Preferences of Series A Convertible Preferred
         Stock (2)

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (5)

4.4      Certificate of Determination of Rights and
         Preferences of Series C Convertible Preferred
         Stock (5)

10.1.    1993 Incentive Stock Option Plan and 1993
         Non-Statutory Stock Option Plan (1)

10.2     Clean Air Pac Agreement Effective November 1, 1992,
         By and Between American Technologies Group, Inc.,
         Rod Quinn,Loren Zanier, Robert Carroll and David Gann (1)

10.3 Employment Agreement effective as of January 1, 1994, by and between John Collins and American Technologies
         Group, Inc. (1)

10.4 Employment Agreement effective as of January 1, 1994, by and between Shui-Yin Lo and American Technologies
         Group, Inc. (1)

10.5     Standard Industrial/Commercial Single-Tenant Lease -
         Gross for 1017 South Mountain Avenue, Monrovia,
         California, dated May 11, 1994 (2)

10.6 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N.
         Nuclear Waste Elimination Corporation (2)

10.7     Research Agreement dated April 25, 1994 by and between
         American Technologies Group, Inc. and California
         Institute of Technology (2)

10.8 Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (3)

10.9 Distribution Agreement between Greencool Technology, Inc. and the Company entered into as of September 6, 1995. (5)

10.10 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.11 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.12 Employment Agreement effective as of November 1, 1995, by and between Jim Nicastro and American Technologies Group, Inc. (5)

10.13 Employment Agreement effective as of December 1, 1995, by and between David Gann and American Technologies Group, Inc. (5)

10.14 Stock Purchase Agreement and Plan of Reorganization made as of April 21, 1995 by and among the Company, Bill Foster, Jay Schofield and Jay Schofield, Trustee. (4)

10.15 Distribution Agreement (India) between Beijing Huazhao Green Energy Engineering Co. Ltd. and the Company entered into as of January 30, 1996. (5)

22       List of Subsidiaries of the Registrant

_____________________________
(Footnotes to Exhibit List.)

(1) Previously filed as an exhibit to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission (the "Commission") on January 24, 1994 (the "Registration Statement").

(2) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the Commission on June 17, 1994.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.

(4) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on April 29, 1995.

(5) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN TECHNOLOGIES GROUP, INC.




                                            By:/s/ John Collins
                                               ----------------
                                               John Collins
                                               Chairman of the Board and
                                               Chief Executive Officer

                                            Date: November 13, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/ John Collins
                                            -------------------------
                                            John Collins
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            Treasurer

                                            Date: November 13, 1996


                                            /s/ David Gann
                                            --------------------------
                                            David Gann
                                            Director and
                                            Director of Marketing

                                            Date: November 13, 1996


                                            /s/ Shui-Yin Lo
                                            --------------------------
                                            Shui-Yin Lo
                                            Director and
                                            Director of Research

                                            Date: November 13, 1996


                                            /s/ Hugo Pomrehn
                                            --------------------------
                                            Hugo Pomrehn
                                            Director and President

                                            Date: November 13, 1996

                                    EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
No.       Description                                               Page
-------   -------------------------                             ------------

3.1      Articles of Incorporation, as amended (1)

3.2      Bylaws (1)

3.3      Amended and Restated Bylaws (5)

4.1      Specimen of Common Stock (1)

4.2 Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (5)

4.4 Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (5)

10.1     1993 Incentive Stock Option Plan and 1993
         Non-Statutory Stock Option Plan (1)

10.2 Clean Air Pac Agreement Effective November 1, 1992, By and Between American Technologies Group, Inc., Rod Quinn,
         Loren Zanier, Robert Carroll and David Gann (1)

10.3 Employment Agreement effective as of January 1, 1994, by and between John Collins and American Technologies Group, Inc. (1)

10.4 Employment Agreement effective as of January 1, 1994, by and between Shui-Yin Lo and American Technologies Group, Inc. (1)

10.5     Standard Industrial/Commercial Single-Tenant Lease -
         Gross for 1017 South Mountain Avenue, Monrovia, California, dated May 11, 1994 (2)

10.6 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N. Nuclear
         Waste Elimination Corporation (2)

10.7 Research Agreement dated April 25, 1994 by and between American Technologies Group, Inc. and California Institute of Technology (2)

10.8 Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (3)

10.9 Distribution Agreement between Greencool Technology, Inc. and the Company entered into as of September 6, 1995. (5)

10.10 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.11 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.12 Employment Agreement effective as of November 1, 1995, by and between Jim Nicastro and American Technologies Group, Inc. (5)

10.13 Employment Agreement effective as of December 1, 1995, by and between David Gann and American Technologies Group, Inc. (5)

10.14 Stock Purchase Agreement and Plan of Reorganization made as of April 21, 1995 by and among the Company, Bill Foster, Jay Schofield and Jay Schofield, Trustee. (4)

10.15 Distribution Agreement (India) between Beijing Huazhao Green Energy Engineering Co. Ltd. and the Company entered into as of January 30, 1996. (5)

22       List of Subsidiaries of the Registrant
________________________
(1) Previously filed as an exhibit to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission (the "Commission") on January 24, 1994 (the "Registration Statement").

(2) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the Commission on June 17, 1994.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.

(4) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on April 29, 1995.

(5) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.