Form 10KSB/A
period 1996-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1996-11-18
CIK 878547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  AMENDMENT NO. 1 TO
                                     FORM 10-KSB/A

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

The IE crystals of water have potential applications in numerous fields.
Initial studies by the Company indicate that IE crystals may increase some bacteria growth by more than 300%. Professors Senkan and Bonavida of UCLA are working with ATG on applications of IE crystals to the enhancement of chemical processes and medical areas, respectively, and ATG is currently performing tests with a Florida based enzyme producer to quantify the biological growth enhancement capabilities of IE crystals with fungus, if any. Substantial research is still required to develop marketable products incorporating IE crystals. There can be no assurance that IE crystals have applications as indicated, or any applications, and even if IE crystals do have such applications that such applications will be accepted in the marketplace or be commercially viable.

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

            PERIOD                                 HIGH BID     LOW BID
            ------                                 --------     -------

August 24, 1994 - October 31, 1994                 $ 5.00       $ 3.00

November 1, 1994 - January 31, 1995                $ 3.75       $ 2.75

February 1, 1995 - April 30, 1995                  $ 3.25       $ 1.75

May 1, 1995 - July 31, 1995                        $ 3.375      $ 2.00

August 1, 1995 - October 31, 1995                  $ 3.25       $ 1.875

November 1, 1995 - January 31, 1996                $16.75       $ 1.125

February 1, 1996 - April 30, 1996                  $16.00       $  6.25

May 1, 1996 - July 31, 1996                        $ 6.50       $ 2.875

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                                 Year Ended July 31
                                                 ------------------
BALANCE SHEET                                  1996                 1995
-------------                                  ----                 ----

ASSETS                                   $   9,981,788       $  10,246,264

Liabilities                              $   3,555,735       $   7,218,530

Stockholders' Equity                     $   6,426,053       $   3,027,734

RESULTS OF OPERATIONS
---------------------

REVENUE
Environmental Solutions                  $     151,603       $     867,860
Publishing                                     266,247             775,005
Mining                                              -                   -
Rental                                          39,792             134,430
                                         -------------       -------------
   Total Revenue                               457,642           1,777,295


EXPENSES
Environmental Solutions                      1,452,122           1,105,074
Publishing                                     917,138           2,166,115
Mining                                         578,189              95,202
Rental                                          16,386             178,485
Corporate                                    2,600,929           1,864,986
                                         -------------       -------------
   Total Expenses                            5,564,764           5,409,862
                                         -------------       -------------

Operating Loss                              (5,107,122)         (3,632,567)

Other Expense, Net                            (761,767)           (890,761)
Benefit (Provision) for Income Taxes           260,200                (800)
Extraordinary Item - Gain on
   Extinguishment of Debt                      540,000
                                         -------------       --------------
NET LOSS                                 $  (5,068,689)      $  (4,524,128)
                                         -------------       -------------
                                         -------------       -------------


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

Total assets decreased by $264,500 from $10,246,300 to $9,981,800 at July 31, 1995 and 1996, respectively. This decrease was the net result of increases in current assets of $2,514,400 (primarily cash and cash equivalents) and Property, Eqiupment and Mineral Properties of $687,700, which were offset by a decrease in commercial properties held for sale, which were disposed of in 1996 ($2,623,500), and amortization of intangible assets during the year ($520,000).


Total liabilities decreased by $3,662,800 from $7,218,500 to $3,555,700 at July 31, 1995 and 1996, respectively. This decrease was the result of a reduction in accounts payable ($701,600), which was comprised of a combination of negotiated cash payments and write-offs, and decreases in current and long term notes payable ($3,043,700) resulting from the disposal of commercial properties.


The Company's consolidated revenue decreased by $1,319,700 from $1,777,300 to $457,600 for the years ended July 31, 1995 and 1996, respectively. This decrease in revenue was primarily attributable to the absence of a one-time technology license fee ($799,000) earned during the last fiscal year; reduced publishing revenue associated with lower magazine sales, attributable to certain cash flow difficulties and disputes with the printer and fulfillment house discussed below; and, the lack of rental income due to the cessation of this business activity during November and December, 1995. ATG's consolidated loss increased $544,600 from $4,524,100 to $5,068,700 for the years ended July 31, 1995 and 1996 respectively. This increased loss was a result of the lower revenue levels in 1996 versus 1995 and increased operating expenses, including $578,200 associated with New Concept Mining.

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

The Company's corporate overhead expenses increased $386,000 from $1,865,000 to $2,251,000 in the years ended July 31, 1995 and 1996, respectively. This increase is attributable to increased officer salary expense, resulting from additions to the executive management team, and increased consulting, travel and support expenses associated with providing the Company with the necessary infrastructure.

The Company's cash flow used in operations increased from $1,470,899 to $3,793,878 for the years ended July 31, 1995 and 1996, respectively. The primary source of working capital was the sale of ATG Common Stock for net proceeds of $1,606,571 and $6,734,413 in fiscal years 1995 and 1996, respectively. Subsequent to year end, the Company issued $700,000 of 8 percent Convertible Debentures and agreed to sell $1,400,000 of additional securities. As a result, the Company anticipates that it will be able to continue its operations at the current level for at least one year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

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



                                                  ARTHUR ANDERSEN LLP

Los Angeles, California
November 13, 1996

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - JULY 31, 1996 and 1995

                                        ASSETS


                                                      1996           1995
                                                   -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,486,313  $    86,019
  Accounts receivable, net of allowance
    for doubtful accounts of $10,000 at
    July 31, 1996 and 1995                              51,878       93,633
  Marketable securities                                   -          39,400
  Inventories                                           43,961       75,000
  Due from shareholders                                  2,500         -
  Other current assets                                     412       37,632
                                                   -----------  -----------
          Total current assets                       2,585,064      331,684
                                                   -----------  -----------
PROPERTY, EQUIPMENT AND MINERAL PROPERTIES:
  Buildings and equipment                            3,005,189    2,582,482
  Mineral properties                                 2,976,647    2,711,687
                                                   -----------  -----------
                                                     5,981,836    5,294,169
  Less--Accumulated depreciation and
   amortization                                       (240,135)    (142,147)
                                                   -----------  -----------
                                                     5,741,701    5,152,022
                                                   -----------  -----------
COMMERCIAL PROPERTIES HELD FOR SALE                       -       2,623,535
GOODWILL, net of accumulated amortization of
  $1,747,717 and $1,227,717 at July 31, 1996
  and 1995, respectively                             1,394,023    2,139,023
DEFERRED TAX ASSET                                     261,000         -
                                                   -----------  -----------
                                                   $ 9,981,788  $10,246,264
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

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JULY 31, 1996 AND 1995


                                                           Series A Convertible    Series C Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                            Number         Par      Number         Par      Number         Par
                                                            of Shares      Value    of Shares      Value    of Shares      Value
                                                            ---------      -----    ---------      -----    ---------      -----
BALANCE, July 31, 1994                                       160,000       $ 160         -         $  -     10,388,168    $10,388

Stock issued in conversion of 111,704 Series B
  Preferred Stock subscriptions into Common
  Stock at $3.00 per share                                      -             -          -            -         301,141       301
Balance of Series B Preferred Stock
  Subscriptions at $3.00 per share                              -             -          -            -            -          -
Stock issued in acquisition of 15 percent interest
  in Final Frontier, August 1994 at $3.00 per
  share                                                         -             -          -            -         130,000       130
Stock issued under CAP Agreement
  September 1994                                             218,061         218         -            -            -          -
Stock issued in acquisition of 100 percent interest
  in New Concept Mining, April 1995 at
  $2.00 per share                                               -             -          -            -       1,101,450     1,101
Stock issued for services rendered, August 1994
  through July 1995
  at $1.50 - $3.00 per share                                    -             -          -            -         129,072       129
  at $3.30 - $4.00 per share                                    -             -          -            -          18,362        18
  at $4.01 - $4.25 per share                                    -             -          -            -           1,016         1
Stock issued for extinguishment of debt
  at $3.00 per share                                            -             -          -            -          11,840        12
Stock issued to corporate officer for compensation
  at $3.00 per share                                            -             -          -            -          20,000        20
Issuance of stock for stock subscriptions purchased
  during 1994 at $3.00 per share                                -             -          -            -         115,580       116
Proceeds from sale of stock through private place-
  ment offerings August 1994 through July 1995:
  at $1.50 per share                                            -             -          -            -         349,900       350
  at $3.00 per share                                            -             -          -            -         163,750       164
  at $3.20 - $3.92 per share                                    -             -          -            -         145,067       145
  at $4.00 - $4.20 per share                                    -             -          -            -          70,519        71
Private Placements offering costs
Proceeds from sale of 23,340 shares of common
  stock subscriptions through private placement
  offerings July, 1995 at $1.50 - $3.00 per share               -             -          -            -            -          -
Net loss                                                        -             -          -            -            -          -
                                                             -------        ----       -----        -----    ----------    ------
BALANCE, July 31, 1995                                       378,061         378         -            -      12,945,865    12,946



                                                             Additional
                                                               paid-in        Stock
                                                               Capital      Subscriptions     Deficit      Total
                                                               -------      -------------     -------      -----
BALANCE, July 31, 1994                                      $8,742,149       $2,119,940     $(7,886,116)  $2,986,521

Stock issued in conversion of 111,704 Series B
  Preferred Stock subscriptions into Common
  Stock at $3.00 per share                                     893,330         (893,631)          -            -
Balance of Series B Preferred Stock
  Subscriptions at $3.00 per share                                -              20,432           -           20,432
Stock issued in acquisition of 15 percent interest
  in Final Frontier, August 1994 at $3.00 per
  share                                                        389,870              -             -          390,000
Stock issued under CAP Agreement
  September 1994                                                  -                 -             -              218
Stock issued in acquisition of 100 percent interest
  in New Concept Mining, April 1995 at
  $2.00 per share                                            2,201,799              -             -        2,202,900
Stock issued for services rendered, August 1994
  through July 1995
  at $1.50 - $3.00 per share                                   183,138              -             -          183,267
  at $3.30 - $4.00 per share                                    62,174              -             -           62,192
  at $4.01 - $4.25 per share                                     4,240              -             -            4,241
Stock issued for extinguishment of debt
  at $3.00 per share                                            35,508              -             -           35,520
Stock issued to corporate officer for compensation
  at $3.00 per share                                            59,980              -             -           60,000
Issuance of stock for stock subscriptions purchased
  during 1994 at $3.00 per share                               346,624         (346,740)          -              -
Proceeds from sale of stock through private place-
  ment offerings August 1994 through July 1995:
  at $1.50 per share                                           524,500              -             -          524,850
  at $3.00 per share                                           491,086              -             -          491,250
  at $3.20 - $3.92 per share                                   533,095              -             -          533,240
  at $4.00 - $4.20 per share                                   285,631              -             -          285,702
Private Placements offering costs                             (265,904)             -             -         (265,904)
Proceeds from sale of 23,340 shares of common
  stock subscriptions through private placement
  offerings July, 1995 at $1.50 - $3.00 per share                 -              37,433           -           37,433
Net loss                                                          -                 -        (4,524,128)  (4,524,128)
                                                            ----------          -------      ----------    ---------
BALANCE, July 31, 1995                                      14,487,220          937,434     (12,410,244)   3,027,734
                                                            ----------          -------      ----------    ---------



                                                           Series A Convertible    Series C Convertible
                                                             Preferred Stock         Preferred Stock           Common Stock
                                                            Number         Par      Number         Par      Number         Par
                                                            of Shares      Value    of Shares      Value    of Shares      Value
                                                            ---------      -----    ---------      -----    ---------      -----
Stock issued in conversion of 78,750 Series B
  Preferred Stock subscriptions into Common
  Stock                                                         -            -          -            -       206,135        206
Stock issued for Series C Preferred Stock
  at $1,000 per share                                           -            -         2,000           2        -            -
Stock subscription cancelled related to
  acquisition of Final Frontier                                 -            -          -            -          -            -
Stock issued for services rendered, August 1995
  through July 1996
  at $1.06 - 1.25 per share                                     -            -          -            -       110,000        110
  at $1.50 per share                                            -            -          -            -       156,338        156
  at $1.82 - 3.00 per share                                     -            -          -            -       266,197        266
  at $6.00 - $10.00 per share                                   -            -          -            -        33,039         39
Stock issued for conversion of debt                             -            -          -            -       166,750        167
Issuance of stock for stock subscriptions purchased
  during 1995 at $1.50 - $3.00 per share                        -            -          -            -        14,400         14
Proceeds from sale of stock through private place-
  ment offerings August 1995 through July 1996:
  at $1.50 per share                                            -            -          -            -       742,843        743
  at $1.60 per share                                            -            -          -            -     1,250,000      1,250
  at $2.03 - $3.00 per share                                    -            -          -            -       108,822        109
  at $7.00 per share                                            -            -          -            -        45,500         46
  at $8.00 per share                                            -            -          -            -        53,425         54
  at $8.50 - $8.60 per share                                    -            -          -            -        44,000         44
  at $9.00 - $9.50 per share                                    -            -          -            -        15,491         15
  at $10.00 - $11.00 per share                                  -            -          -            -        32,209         32
Private Placements offering costs                               -            -          -            -          -            -
Exercise of Stock Options                                       -            -          -            -        29,250         29
Proceeds from sale of 232,063 shares of common
  stock subscriptions through private placement
  offerings in 1996                                             -            -          -            -          -            -
Stock subscription of 75,800 shares of common
  stock through trade for services in 1996                      -            -          -            -          -            -
Net loss                                                        -            -          -            -          -            -
                                                             -------       ----        -----        ----  ----------    -------
BALANCE, July 31, 1996                                       378,061       $378        2,000        $  2  16,220,264    $16,220
                                                             =======       ====        =====        ====  ==========    =======





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
                                                           ===========        ========    ============   ==========

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       1996           1995
                                                   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                         $(5,068,689)   $(4,524,128)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    630,315      1,377,435
      Loss on sale of marketable securities, net        29,404        205,116
      Loss on sale of property and equipment              -             3,467
      Gain on extinguishment of debt                  (540,000)             -
      Loss due to impairment of commercial property    540,000              -
      Loss on commercial properties held for sale         -           505,000
      Stock issued as consideration for services     1,510,095        309,918
      Interest expense added to principal balances     135,397        135,583
      Deferred Taxes                                  (261,000)             -
  Changes in assets and liabilities, net of
    effect of purchase of New Concept Mining, Inc.
      during fiscal year 1995:
        Accounts receivable                             41,755         42,738
        Inventories                                     31,039              -
        Other current assets                             6,650         21,661
        Accounts payable and accrued liabilities      (701,601)       716,582
        Accounts payable stockholder/officer            (7,298)       (23,471)
        Subscription production payable                   -          (239,182)
        Deferred subscription revenue                 (139,945)        (1,618)
                                                   -----------    -----------
          Net cash used in operating activities     (3,793,878)    (1,470,899)
                                                   -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (394,637)      (209,772)
  Proceeds from sale of property and equipment            -             2,500
  Purchase of marketable securities                       -          (301,461)
  Proceeds from sale of marketable securities            9,996         87,820
  Cash received from purchase of New Concept
    Mining, Co.                                           -               470
                                                   -----------    -----------
          Net cash used in investing activities       (384,641)      (420,443)
                                                   -----------    -----------

                                                        1996           1995
                                                    -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments from stockholder/officer                $   (54,000)   $       -
  Payments of notes payable                            (86,600)       (66,106)
  Payments on capital lease obligations                (15,000)           -
  Net proceeds from issuance of stock and
    stock subscriptions                              6,734,413      1,606,571
                                                   -----------    -----------
          Net cash provided by financing
            activities                               6,578,813      1,540,465
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   2,400,294       (350,877)

CASH AND CASH EQUIVALENTS, beginning of period          86,019        436,896
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,486,313    $    86,019
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION --

  Cash paid during fiscal 1996 and 1995 for:
    Interest                                       $    38,716    $   164,599
    Taxes                                                  800            800
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

5.  DEBT

Notes payable are summarized as follows as of July 31, 1996 and 1995:

                                                   1996        1995
                                                  ------      ------
     Anthony Selig, net of imputed
       interest of $14,732 and $36,242 at
       July 31, 1996 and 1995, respectively     $  569,732  $  688,758
     North Tem, net of imputed interest
       of $95,744 and $105,626 at
       July 31, 1996 and 1995, respectively        104,256      94,374
     Crown, net of imputed interest
       of $83,496 and 128,730 at
       July 31, 1996 and 1995, respectively        346,504     341,270
     Teledyne, net of imputed interest
       of $2,883 at July 31, 1995                     -         47,117
     Thrift and loan-secured by rental
       property                                       -      2,320,086
     Promissory bank note                             -        291,122
     Miner Group                                      -        254,000
     Dixie                                            -         27,454
                                                ----------  ----------
                                                 1,020,492   4,064,181
     Current portion                               180,472   3,058,792
                                                ----------  ----------
                                                $  840,020  $1,005,389
                                                ==========  ==========

  Maturities of notes payable at July 31, 1996 are as follows:

    1997                                                           $  180,472
    1998                                                              105,479
    1999                                                              412,215
    2000                                                              218,070
    2001                                                                 -
    Thereafter                                                        104,256
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

The following notes were assumed in the New Concept Mining acquisition:

    ANTHONY SELIG

    In connection with the New Concept Mining acquisition, notes payable of $125,000 and $600,000 were issued to Anthony Selig which are secured by a first deed of trust on the property and equipment sold by Mr. Selig. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable is non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773 with principal payments of $120,000 due each year on June 14, 1996 through June 14, 2000. In addition, a $44,000 (recorded at its discounted present value of $27,000) non-interest bearing note was issued to Dixie Exploration Corp. (Dixie-A company owned by Anthony Selig).

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

     Transactions involving the plans are summarized as follows:

                                                Number     Exercise Price
                                              of Shares      Per Shares
                                              ---------    --------------
     Outstanding at July 31, 1994               759,500    $3.00 - $ 3.30
         Granted                                315,500    $3.00 - $ 3.30
         Exercised                                 -             -
         Canceled                                  -             -
                                              ---------    --------------
     Outstanding at July 31, 1995             1,075,000    $3.00 - $ 3.30
         Granted                                564,500    $1.50 - $ 6.25
         Exercised                               29,250            $ 3.00
         Canceled                               208,250    $1.50 - $ 3.00
                                              ---------    --------------
     Outstanding at July 31, 1996             1,402,000    $1.50 - $ 6.25
                                              =========    ==============



As of July 31, 1996, 698,500 of these options have vested.


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

9.  MINERAL PROPERTIES

    The mineral properties are summarized as follows as of July 31, 1996 and 1995 which include the amounts allocated to the properties as part of ATG's purchase of New Concept Mining in April 1995:

                                                     1996         1995
                                                    ------       ------

               Manhattan Project                  $1,933,094   $1,668,134
               Tempiute Project                    1,043,553    1,043,553
                                                  ----------   ----------
                                                  $2,976,647   $2,711,687
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

Net temporary differences of the consolidated group at July 31, 1996 and 1995 consisted of the following:

                                                        1996          1995
                                                      --------      --------
     Deferred tax assets:
       Net operating loss carryforward              $ 5,543,000    $ 3,720,000
       Short term deferred tax assets                    30,000            -
       Long term deferred tax assets                    608,000          4,000
       Valuation allowances                          (5,920,000)    (3,724,000)
                                                    -----------    -----------
                                                        261,000            -
                                                    -----------    -----------
     Deferred tax liabilities:
       Buildings and equipment basis differences       (587,000)      (587,000)
       Mineral properties basis differences            (760,224)      (760,224)
                                                    -----------    -----------
                                                     (1,347,224)    (1,347,224)
                                                    -----------    -----------
     Net deferred tax liability                     $(1,086,224)   $(1,347,224)
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

Financial information about industry segments as or for the year ended July 31, 1996 and 1995 is as follows:

                                                  1996             1995
                                                --------         --------
    Operating revenues:
      Environmental solutions                 $   151,603      $   867,860
      Publishing                                  266,247          775,005
      Mining                                         -                -
      Rental                                       39,792          134,430
                                              -----------      -----------
    Total operating revenues                  $   457,642      $ 1,777,295
                                              ===========      ===========

    Operating Loss:
      Environmental solutions,
      including research and development       $1,300,519      $   237,214
      Publishing                                  650,891        1,391,110
      Mining                                      578,189           95,202
      Rental                                      (23,406)          44,055
      Corporate expenses                        2,600,929        1,864,986
                                              -----------      -----------
    Net operating loss                        $ 5,107,122      $ 3,632,567
                                              ===========      ===========

    Identifiable assets
        Environmental solutions               $   301,766      $   407,368
            Publishing, including goodwill      1,448,404        2,237,543
            Mining                              5,520,059        4,865,480
            Corporate and other                 2,711,559        2,735,873
                                              -----------      -----------
          Total                               $ 9,981,788      $10,246,264
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

In November 1996, the Company agreed to issued $1,400,000 of additional securities with a 7 percent coupon. The accrued interest is due quarterly and both the accrued interest and the principal is payable in cash or ATG Common Stock at the company's discretion. The securities are convertible into ATG Common Stock commencing 60 days after issuance up to 33 1/3 percent, after 90 days 66 2/3 percent and after 120 days 100 percent of the original principal amount. The conversion price is equal to 70 percent of the average closing bid price of the Common Stock.

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

                            OPTIONS GRANTED IN FISCAL 1996


                    Number of Securities   Percent of Total Options
                     Underlying Options    Granted to Employees in
     Name                 Granted                Fiscal 1996           Exercise Price    Expiration Date
     ----                 -------                -----------           --------------    ---------------
John Collins              97,500                    7.2                     1.65          August, 2004

Hugo Pomrehn              40,000                    0.3                     3.00          August, 2004
                          50,000                    0.4                     1.50         October, 2001
                         250,000(1)                18.4                     3.00         October, 2004

Shui-Yin Lo               40,000                    0.3                     3.00          August, 2004

David Gann               400,000                   29.5                     1.50         October, 2004
                          20,000                    0.1                     1.50          August, 2004

Jim Nicastro              24,500                    0.2                     1.50          August, 2004
                         100,000(2)                 7.4                     3.00         October, 2004


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

                            OPTION VALUES AT JULY 31, 1996
              Number of Securities Underlying    Value of in-the-money Options
                 Options at July 31, 19961              at July 31, 1996
                 -------------------------            ------------------
  Name        Exercisable       Unexercisable    Exercisable    Unexercisable
  ----        -----------       -------------    -----------    -------------

John Collins       363,125        124,375        $  142,453     $   129,985

Shui-Yin Lo        346,250         78,750        $  144,844     $    74,531

Hugo Pomrehn       217,500        202,500        $  133,113     $   117,188

David Gann         431,250        353,750        $  319,219     $   605,156

Jim Nicastro       167,500         45,500        $   72,000     $    44,625
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

STOCK OPTION PLANS

The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 23, 1996, 1,412,000 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

Incentive Stock Options covering 100,000 shares exercisable at $6.25 per share, 52,000 shares exercisable at $5.00 per share, 140,000 shares exercisable at $3.30 per share, 654,500 shares exercisable at $3.00 per share, 97,500 shares exercisable at $1.65 per share and 238,000 shares exercisable at $1.50 per share and Non-Statutory Stock Options covering 45,000 exercisable at $5.00 per share, 55,000 shares exercisable at $3.00 per share and 30,000 shares exercisable at $1.50 per share have been granted. As of October 23, 1996, Options covering an additional 326,120 shares may be issued under the Option Plans.

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

(2) The address of each of these persons is c/o American Technologies Group, Inc., 1017 South Mountain Avenue., Monrovia, CA 91016.

(3) Includes 30,000 shares of Common Stock held of record by Mr. Collins' children under the Uniform Gift to Minors Act, 6,334 shares held of record by Mr. Collins' wife, 172,500 shares issuable upon exercise of Incentive Stock Options and 250,000 shares issuable under another option. Also included are 1,102,564 shares of Common Stock held of record by T/S for which Mr. Collins holds a proxy but not financial interest.

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

10.10 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.11 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.12 Employment Agreement effective as of November 1, 1995, by and between Jim Nicastro and American Technologies Group, Inc. (5)

10.13 Employment Agreement effective as of December 1, 1995, by and between David Gann and American Technologies Group, Inc. (5)

10.14 Stock Purchase Agreement and Plan of Reorganization made as of April 21, 1995 by and among the Company, Bill Foster, Jay Schofield and Jay Schofield, Trustee. (4)

10.15 Distribution Agreement (India) between Beijing Huazhao Green Energy Engineering Co. Ltd. and the Company entered into as of January 30, 1996. (5)

22       List of Subsidiaries of the Registrant (5)

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

                                            Date: November 15, 1996

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

                                            Date: November 15, 1996


                                            /s/ David Gann
                                            --------------------------
                                            David Gann
                                            Director and
                                            Director of Marketing

                                            Date: November 15, 1996


                                            /s/ Shui-Yin Lo
                                            --------------------------
                                            Shui-Yin Lo
                                            Director and
                                            Director of Research

                                            Date: November 15, 1996


                                            /s/ Hugo Pomrehn
                                            --------------------------
                                            Hugo Pomrehn
                                            Director and President

                                            Date: November 15, 1996

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

10.10 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.11 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)

10.12 Employment Agreement effective as of November 1, 1995, by and between Jim Nicastro and American Technologies Group, Inc. (5)

10.13 Employment Agreement effective as of December 1, 1995, by and between David Gann and American Technologies Group, Inc. (5)

10.14 Stock Purchase Agreement and Plan of Reorganization made as of April 21, 1995 by and among the Company, Bill Foster, Jay Schofield and Jay Schofield, Trustee. (4)

10.15 Distribution Agreement (India) between Beijing Huazhao Green Energy Engineering Co. Ltd. and the Company entered into as of January 30, 1996. (5)

22       List of Subsidiaries of the Registrant (5)

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