Form 10QSB
period 1996-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1996-12-20
CIK 878547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1996


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________


                            Commission file number 0-23268


                          AMERICAN TECHNOLOGIES GROUP, INC.
                          ----------------------------------
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

    As of November 29, 1996, the registrant had 18,312,640 shares of Common Stock outstanding.

                                  TABLE OF CONTENTS



                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Consolidated Balance Sheet as of October 31, 1996 and
         July 31, 1996                                                        3

         Consolidated Statement of Operations for the Three Month Period
         ended October 31, 1996 and the Fiscal Year ended July 31, 1996       5

         Consolidated Statement of Cash Flows for the Three Month
         Periods ended October 31, 1995 and October 31, 1996                  6

         Notes to Consolidated Financial Statements                           7

ITEM 2   Management's Discussion and Analysis                                11


PART II  OTHER INFORMATION


ITEM 2   Changes in Securities                                               13

ITEM 6   Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
as of July 31, 1996 and October 31, 1996 (unaudited)

                                                       July 31,     October 31,
ASSETS                                                   1996          1996
--------------------------------------------------------------------------------
                                                                    (unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                        $  2,486,313   $  1,439,195

   Accounts Receivable (net of $10,000 allowance)         43,326         79,880
   Subscriptions Receivable                                8,552         14,563
                                                    ------------   ------------
     Total Accounts & Subscriptions Receivable            51,878         94,443

   Amounts Due From Shareholders                           2,500         84,250
   Marketable Securities                                     -              -
   Deferred Tax                                          261,000        261,000
   Inventory                                              43,961        110,366
   Other Current Assets                                      412         15,107
                                                    ------------   ------------
     Total Other Current Assets                          307,873        470,723

PROPERTY, EQUIPMENT AND MINERAL PROPERTIES
   Mining Property and Equipment                       5,470,089      5,613,304
   Other Property and Equipment                          511,747        531,949
   Accumulated Depreciation                             (240,135)      (261,700)
                                                    ------------   ------------
     Net Property, Equipment and Mineral Properties    5,741,701      5,883,553

GOODWILL, net of accumulated amortization of
   $1,747,717 at July 31, 1996 and $1,877,717 at
   October 31, 1996                                    1,394,023      1,264,023
                                                    ------------   ------------

   TOTAL ASSETS                                     $  9,981,788   $  9,151,937
                                                    ------------   ------------
                                                    ------------   ------------


The accompanying notes are an integral part of these condensed consolidated balance sheets.
                                          3

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
as of July 31, 1996 and October 31, 1996 (unaudited)

                                                      July 31,     October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1996          1996
--------------------------------------------------------------------------------
                                                                    (unaudited)
LIABILITIES
   Accounts Payable                                  $  566,136     $  643,727
   Accrued Liabilities                                   31,297         54,028
   Related Party Payables                                76,000         58,000
   Deferred Subscription Income                         110,094        114,589
   Subscription Production                               40,720            -
   Current Portion of N/P                               180,472        180,472
                                                   ------------   ------------
     Total Current Liabilities                        1,004,719      1,050,816

   Deferred Tax Liability                             1,347,224      1,347,224
   Convertible Debentures                                   -          700,000
   Other L/T Liabilities                                363,772        294,043
   Long Term Portion of N/P                             840,020        862,348
                                                   ------------   ------------
                                                      2,551,016      3,203,615

     Total Liabilities                                3,555,735      4,254,431
                                                   ------------   ------------

STOCKHOLDERS' EQUITY
   Series A Preferred - $  .001 par value,                  378            378
    10,000,000 authorized,
    378,061 issued and outstanding at
    July 31, 1996
    378,061 issued and outstanding at
    October 31, 1996
   Series B Preferred - $.001 par value,                      -              -
    500,000 authorized,
    33,750 issued and outstanding at July 31, 1996
    none issued and outstanding at October 31, 1996
   Series C Preferred - $.001 par value,                      2              1
    300,000 authorized
    2,000 issued and outstanding at July 31, 1996
    1,000 issued and outstanding at October 31, 1996
   Common Stock: $.001 par value,                        16,220         17,172
    100,000,000 authorized,
    16,220,264 issued and outstanding
    at July 31, 1996
    17,172,000 issued and outstanding at
    October 31, 1996

   Additional Paid in Capital                        23,117,088     23,913,251
   Stock Subscriptions                                  771,298        339,670
   Deficit                                          (17,478,933)   (19,372,966)
                                                   ------------   ------------
      Total Stockholders Equity                       6,426,053      4,897,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,981,788   $  9,151,937
                                                   ------------   ------------
                                                   ------------   ------------


The accompanying notes are an integral part of these condensed consolidated balance sheets.
                                          4

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations for the three months ended October 31, 1995 and 1996 (unaudited)

                                                          Three Months Ended
                                                              October 31,
                                                      --------------------------
                                                         1995           1996
--------------------------------------------------------------------------------
                                                              (unaudited)
REVENUES
   Publishing                                         $  17,592      $  90,026
   Rental Property                                       31,389            -
   Product Sales                                         22,165         56,830
   Other                                                    -           25,739
                                                   ------------   ------------
     Total Revenues                                      71,146        172,595


COSTS AND EXPENSES
   Publishing Operations                                 83,633         96,976
   Rental Operations                                     65,079            -
   Product Sales and Marketing                           54,219        515,279
   Mining Operations                                    138,344        326,601
   Research and Development                             108,554        287,926
   Officers' Compensation                               133,222        223,939
   General and Administrative                           251,935        427,706
   Interest Expense                                         -           58,202
   Amortization of Intangible Assets                    130,000        130,000
   Other                                                    250            -
                                                   ------------   ------------
     Total Costs and Expenses                           965,236      2,066,629

LOSS BEFORE PROVISION FOR INCOME TAXES                  894,090      1,894,034

PROVISION FOR STATE INCOME TAXES                            -              -
                                                   ------------   ------------

NET LOSS                                             $  894,090   $  1,894,034
                                                   ------------   ------------
                                                   ------------   ------------

NET LOSS PER SHARE                                      $  0.07        $  0.12
                                                   ------------   ------------
                                                   ------------   ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            13,034,834     16,373,334
                                                   ------------   ------------
                                                   ------------   ------------


The accompanying notes are an integral part of these condensed consolidated statements.
                                          5

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows for the three months ended and October 31, 1995 and 1996 (unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                    ----------------------------
                                                         1995          1996
--------------------------------------------------------------------------------
                                                             (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                         $  (894,090)    (1,894,034)
Adjustments to reconcile net loss to net cash used:
   Depreciation and Amortization                        148,589        151,565
   Stock Issued as Consideration for Debt Reduction      32,016            -
   Stock Issued as Consideration for Services             2,001        223,100
Changes in Assets and Liabilities:
   Accounts Receivable                                   42,765        (42,565)
   Advances to Stockholders/Officers                        -          (81,750)
   Inventory                                                -          (66,405)
   Other Current Assets                                     305        (14,695)
   Accounts Payable and Accrued Expenses                372,744        (53,952)
   Line of Credit                                           -
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Operating
      Activities                                       (295,670)    (1,764,887)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                   (71,741)      (143,215)
   Proceeds from Sale of Marketable Securities            9,996            -
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Investing
      Activities                                        (61,745)      (143,215)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Notes Payable                             (6,000)            -
   Payments on Capital Lease                                -          (50,000)
   Payments due Stockholder/Officer                         -          (18,000)
   Net Proceeds from Debenture Issuance                     -          563,500
   Net Proceeds from Stock Issuance &
    Stock Subscription                                  361,896        365,484
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Financing
      Activities                                        355,896        860,984

NET INCREASE (DECREASE) IN CASH                          (1,519)    (1,047,118)

CASH AND CASH EQUIVALENTS, Beginning of Period           86,019      2,486,313
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, End of Period            $    84,500    $ 1,439,195
                                                   ------------   ------------
                                                   ------------   ------------


The accompanying notes are an integral part of these condensed consolidated statements.
                                          6

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1996.

2.  ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

    a.   ORGANIZATION AND LINE OF BUSINESS

    American Technologies Group, Inc. (the Company or ATG) was formed on September 27, 1988, and merged with an inactive publicly owned company named One Stop Printing, Inc., a Minnesota corporation, formerly General Cybernetics Corporation. General Cybernetics Corporation was incorporated in September 1968 and was merged with and changed its name to One Stop Printing, Inc. in December 1972. In February 1991, First Western Acquisitions, Inc. (FWA), a newly-formed Nevada Corporation, acquired effective control of the Company in a reverse merger transaction with the inception of the new entity beginning in February 1991 using the name ATG. Prior to February 1991, the Company was inactive. ATG was in the development stage until July, 1994 at which time it acquired the publishing business of Final Frontier Publishing, Inc., now named ATG Media, Inc., a Minnesota corporation (ATG Media).

    In July, 1994, ATG acquired an 85 percent interest ATG Media in an acquisition accounted for by the purchase method of accounting with the results of operations of ATG Media consolidated with the results of the Company from the date of acquisition (July 29, 1994). In August 1994, ATG completed the acquisition of the remaining 15 percent interest of ATG Media at which time it became a wholly-owned subsidiary.

    In April 1995, ATG acquired 100 percent of the Common Stock of New Concept Mining, Inc. (New Concept Mining) a Nevada corporation. The acquisition of New Concept Mining was accounted for by the purchase method of accounting with the results of operations of New Concept Mining consolidated with the results of the Company from the date of acquisition (April 21, 1995).

    ATG is a research and development company principally involved in developing, through in-house research or acquisitions, proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

    ATG Media develops and markets space and technology related publications, books and merchandise for the space professional, space enthusiast and educational markets. ATG Media's principal publication is Final Frontier Magazine which was first published in 1986.

    New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Some of the mineral properties acquired are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago.

    b.   SIGNIFICANT BUSINESS RISKS

    Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carrying out its business plan is dependent upon (1) its ability to obtain sufficient additional capital,
    (2) generate significant revenues through its existing assets and operating business which it has acquired, and (3) overcome significant product development issues.

    The Company plans to raise additional working capital through private offerings, as well as attain listing on a national exchange. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to further develop its mineral properties and execute their business plans or generate positive operating results.

3.  DEBENTURES

    In September, 1996, the Company issued $700,000 of 8 percent Convertible Debentures (8% Debentures), maturing September 30, 1998. The accrued interest is due quarterly and both the accrued interest and the principal is payable in cash or Common Stock at the Company's discretion. Up to 50 percent of the original principal amount of the 8% Debentures is convertible into Common Stock commencing 45 days after issuance and up to 100 percent of the original principal amount of the 8% Debentures is convertible into Common Stock commencing 75 days after issuance. The conversion price is equal to the lower of $1.68 or 80 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. In November, 1996, $350,000 of the 8% Debentures were converted into 209,874 shares of Common Stock.

4.  CAPITAL STOCK

    a.   COMMON STOCK

    During the three months ended October 31, 1996, the Company issued 125,814 shares of Common Stock for services rendered valued at $223,100. All shares issued were valued at estimated market value at date of issuance.

    b.   PREFERRED STOCK

    ATG's authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to start limitations as the Board of Directors may determine.

    The Company has designated a series of preferred stock called Series A Convertible Preferred Stock (Series A Stock) and has authorized 10,000,000 shares. The Series A Stock receives a ten percent higher dividend than the Common Stock, is entitled to one vote per share, shares equally with the Common Stock upon liquidation and is convertible into one share of Common Stock at any time at least five years after issuance upon the payment of $3.00 per share. As of

    October 31, 1996, 378,061 shares of Series A Stock were outstanding, no shares having been converted. The outstanding shares were issued under the CAP agreement.

    The Company has designated a second series of preferred stock called
    Series B Convertible Preferred Stock (Series B Stock) and authorized 500,000 shares. The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. Of the 224,204 Series B Stock subscriptions originally issued in connection with the ATG Media acquisition, 111,704 shares were converted into 301,141 shares ($3.00 per share) of Common Stock in fiscal year 1995 and 78,750 were converted in fiscal year 1996 into 206,135 shares of Common Stock ($3.00 per share). During the three month period ended October 31, 1996, an agreement was reached in which all the remaining Series B Stock was canceled in exchange for 15,000 shares of Common Stock.

    The Company has designated a third series of preferred stock called Series C Convertible Preferred Stock (Series C Stock) and authorized 2,000 shares. The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration up to 50 percent on the forty-fifth day following the original issuance and is fully convertible on the seventy-fifth day following the original issuance into the number of shares of Common Stock equal to $1,000 per share plus accrued dividends divided by 70 percent of the Market Value per share for the five trading days immediately preceding conversion. The Series C Stock automatically convert on the second anniversary of the date of issuance. As of October 31, 1996, all of the outstanding shares of Series C Stock were converted into 1,490,702 shares of Common Stock.

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

    As of October 31, 1996, there were 1,402,000 outstanding options exercisable at between $1.50 and $6.25 per share. There were no options granted or exercised since July 31, 1996. As of October 31, 1996, 698,500 options granted under the Plans have vested.

    d.   STOCK SUBSCRIPTIONS

    During the three months ended October 31, 1996, the Company issued 163,600 shares of Common Stock valued at $563,860 which were included within stock subscription as of July 31, 1996. As of October 31, 1996, the Company had not issued (i) 125,814 shares of Common Stock owed for services rendered prior to October 31, 1996, valued at $223,100 and 67,207 shares of Common Stock sold under private placements during fiscal 1996 for an aggregate of $116,570 in cash received during fiscal 1996.

4.  INCOME TAXES

    The Company has recorded a benefit for income taxes of $260,200. A Federal benefit for income taxes of $261,000 was realized in the first fiscal quarter, due to the decrease in the valuation allowance. The decrease in the valuation allowance is due to the losses incurred by New Concept Mining subsequent to the New Concept Mining acquisition, which can be offset against the mineral properties basis differences established in connection with the New Concept Mining acquisition.

6.  SUBSEQUENT EVENT

    In November, 1996, the Company issued $1,400,000 of 7 percent Convertible Debentures (7% Debentures), maturing November 1, 1999. The accrued interest is due upon the earlier of conversion or maturity. Up to 50 percent of the original principal amount of the 7% Debentures is convertible into Common Stock commencing 45 days after issuance and up to 100 percent of the original principal amount of the 7% Debentures is convertible into Common Stock commencing 75 days after issuance. The conversion price is equal the lower of $2.775 or 70 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.


Total assets decreased by $829,900 from $9,981,800 to $9,151,900 at July 31, 1996 and October 31, 1996, respectively. This decrease was the net result of a decrease in current assets of $841,700, primarily consisting of a cash decrease of $1,047,100 partially offset by increases in receivables ($42,500), amount due from shareholders ($81,700) and other current assets ($81,1000) and a decrease of Goodwill of $130,000 and an increase in Property, Equipment and Mineral Properties of $141,900.

Total liabilities increased by $698,700 from $3,555,700 to $4,254,400 at July 31, 1996 and October 31, 1996, respectively. This increase was principally the result of the sale of $700,000 of debentures while accounts payable ($77,600) and accrued liabilities ($22,700) also increased principally in New Concept due to increased expenditures incurred in completing the mill on the Manhattan mining property. Related party payables and subsription production decreased by a total of $58,700.

Total assets decreased by $920,300 from $10,072,200 to $9,151,900 at October 31, 1995 and 1996, respectively. This decrease was the net result of a decrease in Goodwill of $745,000 as a result of accelerated amortization and the sale of Commercial Property of $2,623,500, partially offset by an increase in current assets of $1,770,000, primarily consisting of increases of cash ($1,325,300), receivables ($35,500), deferred tax asset ($261,000), inventory ($45,900) and amount due from shareholders ($81,700) and an increase in Property, Equipment and Mineral Properties of $678,400.

Total liabilities decreased by $3,248,300 from $7,502,300 to $4,254,000 at October 31, 1995 and 1996, respectively. This decrease was the net result of a reduction in accounts payable ($917,900), which was comprised of a combination of negotiated cash payments and write-offs, and decreases in current and long term notes payable ($2,721,300) resulting from the disposal of commercial properties and the payment of other obligations partially offset by the sale of $700,000 of debentures.

The Company's consolidated revenue increased by $101,500 from $71,100 to $172,600 for the quarters ended October 31, 1995 and 1996, respectively.
This increase in revenue was primarily attributable to increases in publishing of $72,400 due to no issues of Final Frontier Magazine being published during the quarter ended October 31, 1995, and product sales of $34,600 partially offset by the absence of rental income as a result of the sale of the Company's commercial property. ATG's consolidated loss increased $999,900 from $894,100 to $1,894,000 for the quarters ended October 31, 1995 and 1996, respectively. This increased loss was the result of increases in all categories of expenses due to increased business operations made possible by the improved liquidity of the Company.

The Company's cash flow used in operations increased from $295,700 to $1,764,900 for the three months ended October 31, 1995 and 1996, respectively. The primary source of working capital during the three months ended October 31, 1996 was the sale of $700,000 of 8 percent Convertible Debentures for net proceeds of $563,500 and net proceeds from the sale of stock and stock subscriptions of $365,500. In the comparable period in 1995, the primary source of working capital was the sale of Common Stock for net proceeds of $361,896. The Company anticipates that it will be able to continue its operations at the current level for the remainder of the fiscal year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

                                       PART II

                                  OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) During September, 1996, an aggregate of seven thousand (7,000) shares of Common Stock were issued to two individuals in consideration of services rendered. These are claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as transactions not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

       None.

(b)  REPORTS ON FORM 8-K.

       None.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERICAN TECHNOLOGIES GROUP, INC.


                                  By: /s/ John Collins
                                     -----------------
                                       John Collins
                                       Chairman of the Board,
                                       Chief Executive Officer and
                                       Treasurer

                                  Date:  December 19, 1996