Form 10QSB/A
period 1996-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-01-10
CIK 878547

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  Amendment No. 1 to
                                     FORM 10-QSB/A


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


The accompanying notes are an integral part of these condensed consolidated balance sheets.
                                          3

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
as of July 31, 1996 and October 31, 1996 (unaudited)

                                                      July 31,     October 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1996          1996
--------------------------------------------------------------------------------
                                                                    (unaudited)
LIABILITIES
   Accounts Payable                                  $  566,136     $  643,727
   Accrued Liabilities                                   31,297         54,028
   Related Party Payables                                76,000         58,000
   Deferred Subscription Income                         110,094        114,589
   Subscription Production                               40,720            -
   Current Portion of N/P                               180,472        180,472
                                                   ------------   ------------
     Total Current Liabilities                        1,004,719      1,050,816

   Deferred Tax Liability                             1,347,224      1,347,224
   Convertible Debentures                                   -          700,000
   Other L/T Liabilities                                363,772        294,043
   Long Term Portion of N/P                             840,020        862,348
                                                   ------------   ------------
                                                      2,551,016      3,203,615

     Total Liabilities                                3,555,735      4,254,431
                                                   ------------   ------------

STOCKHOLDERS' EQUITY
   Series A Preferred - $  .001 par value,                  378            378
    10,000,000 authorized,
    378,061 issued and outstanding at
    July 31, 1996
    378,061 issued and outstanding at
    October 31, 1996
   Series B Preferred - $.001 par value,                      -              -
    500,000 authorized,
    none issued and outstanding at July 31, 1996
    none issued and outstanding at October 31, 1996
   Series C Preferred - $.001 par value,                      2              1
    300,000 authorized
    2,000 issued and outstanding at July 31, 1996
    1,000 issued and outstanding at October 31, 1996
   Common Stock: $.001 par value,                        16,220         17,172
    100,000,000 authorized,
    16,220,264 issued and outstanding
    at July 31, 1996
    17,172,000 issued and outstanding at
    October 31, 1996

   Additional Paid in Capital                        23,117,088     23,913,251
   Stock Subscriptions                                  771,298        339,670
   Deficit                                          (17,478,933)   (19,372,966)
                                                   ------------   ------------
      Total Stockholders Equity                       6,426,053      4,897,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,981,788   $  9,151,937
                                                   ------------   ------------
                                                   ------------   ------------


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

                                                         Three Months Ended
                                                             October 31,
                                                    ----------------------------
                                                         1995          1996
--------------------------------------------------------------------------------
                                                             (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                         $  (894,090)    (1,894,034)
Adjustments to reconcile net loss to net cash used:
   Depreciation and Amortization                        148,589        151,565
   Stock Issued as Consideration for Debt Reduction      32,016            -
   Stock Issued as Consideration for Services             2,001        223,100
   Interest Earned on CD's                                  -          (15,662)
   Interest Expense Added to Principal Balances             -           34,006
Changes in Assets and Liabilities:
   Accounts Receivable                                   42,765        (42,565)
   Advances to Stockholders/Officers                        -          (81,750)
   Inventory                                                -          (66,405)
   Other Current Assets                                     305        (14,695)
   Accounts Payable and Accrued Expenses                372,744        (53,952)
   Deferred Subscription Revenue                            -           (4,495)
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Operating
      Activities                                       (295,670)    (1,764,887)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                   (71,741)      (143,215)
   Proceeds from Sale of Marketable Securities            9,996            -
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Investing
      Activities                                        (61,745)      (143,215)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Notes Payable                             (6,000)            -
   Payments on Capital Lease                                -          (50,000)
   Payments due Stockholder/Officer                         -          (18,000)
   Net Proceeds from Debenture Issuance                     -          563,500
   Net Proceeds from Stock Issuance &
    Stock Subscription                                  361,896        365,484
                                                   ------------   ------------
     Net Cash Provided by/(Used in) Financing
      Activities                                        355,896        860,984

NET INCREASE (DECREASE) IN CASH                          (1,519)    (1,047,118)

CASH AND CASH EQUIVALENTS, Beginning of Period           86,019      2,486,313
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, End of Period            $    84,500    $ 1,439,195
                                                   ------------   ------------
                                                   ------------   ------------


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

    The Company has designated a second series of preferred stock called
    Series B Convertible Preferred Stock (Series B Stock) and authorized 500,000 shares. The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. Of the 224,204 Series B Stock subscriptions originally issued in connection with the ATG Media acquisition, 111,704 subscriptions were converted into 301,141 shares of Common Stock in fiscal year 1995 and 78,750 subscriptions were converted in fiscal year 1996 into 206,135 shares of Common Stock. During the three month period ended October 31, 1996, an agreement was reached in which all the remaining Series B Stock subscriptions were canceled in exchange for 15,000 shares of Common Stock.

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

    d.   STOCK SUBSCRIPTIONS

    During the three months ended October 31, 1996, the Company issued 163,600 shares of Common Stock valued at $563,860 which were included within stock subscription as of July 31, 1996. As of October 31, 1996, the Company had not issued (i) 125,814 shares of Common Stock owed for services rendered prior to October 31, 1996, valued at $223,100 and (ii) 67,207 shares of Common Stock sold under private placements during fiscal 1996 for an aggregate of $116,570 in cash received during fiscal 1996. These amounts have been included within stock subscriptions in the accompanying balance sheets.

5.  SUBSEQUENT EVENT

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.


Total assets decreased by $829,900 from $9,981,800 to $9,151,900 at July 31, 1996 and October 31, 1996, respectively. This decrease was the net result of a decrease in current assets of $841,700, primarily consisting of a cash decrease of $1,047,100 partially offset by increases in receivables ($42,500), amount due from shareholders ($81,700) and other current assets ($81,100) and a decrease of Goodwill of $130,000 and an increase in Property, Equipment and Mineral Properties of $141,900.

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

                                  Date:  January 7, 1997