Form 10QSB
period 1997-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-03-24
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997


             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________


                         Commission file number 0-23268


                        AMERICAN TECHNOLOGIES GROUP, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                95-4307525
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification No.)

                1017 SOUTH MOUNTAIN AVENUE,  MONROVIA, CA.  91016
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (818) 357-5000


     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes __X__  No ____


     As of March 14, 1997, the registrant had 19,790,751 shares of Common Stock outstanding.

                                TABLE OF CONTENTS



                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 1997
         and July 31, 1996                                                     3

         Condensed Consolidated Statements of Operations for the Six and Three
         Month Periods ended January 31, 1996 and 1997                         5

         Condensed Consolidated Statements of Cash Flows for the Six Month
         Periods ended January 31, 1996 and January 31, 1997                   6

         Notes to Condensed Consolidated Financial Statements                  7

ITEM 2   Management's Discussion and Analysis                                 11


PART II  OTHER INFORMATION


ITEM 2   Changes in Securities                                                12

ITEM 6   Exhibits and Reports on Form 8-K                                     12

         Signatures                                                           13

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND JANUARY 31, 1997 (UNAUDITED)


                                                                   July 31,         January 31,
ASSETS                                                              1996               1997
----------------------------------------------------------------------------------------------
                                                                                    (unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                                   $  2,486,313        $    956,845

   Accounts Receivable (net of $10,000 allowance)                    43,326              85,436
   Subscriptions Receivable                                           8,552               5,419
                                                               -------------       -------------
     Total Accounts & Subscriptions Receivable                       51,878              90,855

   Amounts Due From Shareholders                                      2,500                   -
   Notes Receivable                                                       -              85,385
   Deferred Tax                                                     261,000             261,000
   Inventory                                                         43,961             134,349
   Other Current Assets                                                 412                   -
                                                               -------------       -------------
     Total Other Current Assets                                     307,873             480,734

PROPERTY, EQUIPMENT AND MINERAL PROPERTIES
   Mining Property and Equipment                                  5,470,089           5,715,423
   Other Property and Equipment                                     511,747             482,404
   Accumulated Depreciation                                        (240,135)           (245,107)
                                                               -------------       -------------
     Net Property, Equipment and Mineral Properties               5,741,701           5,952,720

GOODWILL, net of accumulated amortization of
   $1,747,717 at July 31, 1996 and $2,007,717 at
   January 31, 1997                                               1,394,023           1,134,023
                                                               -------------       -------------

   TOTAL ASSETS                                                $  9,981,788        $  8,615,177
                                                               -------------       -------------
                                                               -------------       -------------



             The accompanying notes are an integral part of these
                      condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND JANUARY 31, 1997 (UNAUDITED)



                                                                                 July 31,              January 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               1996                   1997
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)
LIABILITIES
    Accounts Payable                                                          $    566,136            $    599,721
    Accrued Liabilities                                                             31,297                  54,719
    Related Party Payables                                                          76,000                  46,000
    Deferred Subscription Income                                                   110,094                  96,847
    Subscription Production                                                         40,720                       -
    Current Portion of Notes Payable                                               180,472                 180,472
                                                                              -------------           -------------
      Total Current Liabilities                                                  1,004,719                 977,759

    Deferred Tax Liability                                                       1,347,224               1,347,224
    Convertible Debentures                                                            -                    700,000
    Other Long-Term Liabilities                                                    363,772                 286,380
    Long Term Portion of Notes Payable                                             840,020                 885,135
                                                                              -------------           -------------
                                                                                 2,551,016               3,218,739

      Total Liabilities                                                          3,555,735               4,196,498
                                                                              -------------           -------------

STOCKHOLDERS' EQUITY
    Series A Preferred - $  .001 par value, 10,000,000 authorized,                     378                     378
     378,061 issued and outstanding at July 31, 1996
     378,061 issued and outstanding at January 31, 1997
    Series B Preferred - $.001 par value, 500,000 authorized,                            -                       -
     none issued and outstanding at July 31, 1996
     none issued and outstanding at January 31, 1997
    Series C Preferred - $.001 par value, 300,000 authorized                             2                       -
     2,000 issued and outstanding at July 31, 1996
     none issued and outstanding at January 31, 1997
    Common Stock: $.001 par value, 100,000,000 authorized,                          16,220                  19,079
     16,220,264 issued and outstanding at July 31, 1996
     19,079,369 issued and outstanding at January 31, 1997

    Additional Paid in Capital                                                  23,117,088              25,254,086
    Stock Subscriptions                                                            771,298                 148,422
    Deficit                                                                    (17,478,933)             (21,003,286)
                                                                              -------------           -------------
      Total Stockholders' Equity                                                 6,426,053               4,418,679
                                                                              -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  9,981,788            $  8,615,177
                                                                              -------------           -------------
                                                                              -------------           -------------


             The accompanying notes are an integral part of these
                      condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTH PERIODS ENDED
JANUARY 31, 1996 AND JANUARY 31, 1997 (UNAUDITED)

                                                  Six Months Ended             Three Months Ended
                                                     January 31,                   January 31,
                                              -------------------------     -----------------------
                                                 1996           1997            1996          1997
---------------------------------------------------------------------------------------------------
                                                      (unaudited)                  (unaudited)
REVENUES
   Publishing                                 $  52,538     $  164,838      $  34,946     $  74,812
   Rental Property                               39,180              -          7,791           -
   Product Sales                                 49,689        125,185         27,524        68,355
   Other                                        152,638         50,008        152,638        24,269
                                              ---------     ----------      ---------     ---------
     Total Revenues                             294,045        340,031        222,899       167,436


COSTS AND EXPENSES
   Publishing Operations                        155,271        253,559         71,638       156,583
   Rental Operations                            134,000              -         68,921           -
   Product Sales and Marketing                  185,759        720,462        131,540       205,183
   Mining Operations                            264,985        668,082        126,641       341,481
   Research and Development                     211,380        488,745        102,826       200,819
   Officers' Compensation                       259,060        448,750        125,838       224,811
   General and Administrative                   753,216        905,524        501,281       477,817
   Interest Expense                                   -      1,172,979              -     1,114,777
   Amortization of Intangible Assets            260,000        260,000        130,000       130,000
   Other                                         16,013              -         15,763           -
                                             ----------     ----------      ---------     ---------
     Total Costs and Expenses                 2,239,684      4,918,101      1,274,448     2,851,471

LOSS BEFORE PROVISION
   FOR INCOME TAXES                           1,945,639      4,578,068      1,051,549     2,684,035

PROVISION FOR INCOME TAXES                            -              -              -           -
                                             ----------     ----------     ----------    ----------
NET LOSS                                   $  1,945,639   $  4,578,068   $  1,051,549  $  2,684,035
                                             ----------     ----------     ----------    ----------
                                             ----------     ----------     ----------    ----------

NET LOSS PER SHARE                              $  0.14        $  0.31        $  0.07       $  0.19
                                             ----------     ----------     ----------    ----------
                                             ----------     ----------     ----------    ----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    13,607,625     17,473,355     14,167,398    18,273,852
                                             ----------     ----------     ----------    ----------
                                             ----------     ----------     ----------    ----------



             The accompanying notes are an integral part of these
                      condensed consolidated statements.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 1996 AND 1997 (UNAUDITED)

                                                                                 Six Months Ended
                                                                                    January 31,
                                                                        ----------------------------------
                                                                              1996               1997
----------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                              $ (1,945,639)      $ (4,578,068)
Adjustments to reconcile net loss to net cash used:
   Depreciation and Amortization                                              297,309            325,684
   Amortization of Deferred Financing Cost and Debt Discount                        -          1,053,715
   Stock Issued as Consideration for Debt Reduction                           371,160                  -
   Stock Issued as Consideration for Services                                 365,397            128,460
   Interest Expense Added to Principal Balances                                     -             95,068
Changes in Assets and Liabilities:
   Accounts Receivable                                                         24,709            (54,640)
   Advances to Stockholders/Officers                                                -            (82,885)
   Inventory                                                                        -            (90,388)
   Other Current Assets                                                           611                412
   Accounts Payable and Accrued Expenses                                     (626,711)          (115,549)
   Note Payable Due to Stockholders/Officers                                  (10,000)                 -
   Deferred Subscription Income                                                     -            (22,237)
                                                                         ------------       -------------
     Net Cash (Used in) Operating Activities                               (1,523,164)        (3,340,428)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                        (172,214)          (256,502)
   Proceeds from Sale of Marketable Securities                                  9,996                  -
   Proceeds from Sale of Commercial Properties                                500,177                  -
   Advances to Stockholders/Officers                                           (4,000)                 -
                                                                         ------------       -------------
     Net Cash Provided by/(Used in) Investing Activities                      333,959           (256,502)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Notes Payable                                                 (297,122)                 -
   Payments on Capital Lease                                                        -            (50,000)
   Payments due Stockholder/Officer                                                 -            (30,000)
   Net Proceeds from Debenture Issuance                                             -          1,823,500
   Net Proceeds from Stock Issuance & Stock Subscription                    3,735,262            323,962
                                                                         ------------       -------------
      Net Cash Provided by Financing Activities                             3,438,140          2,067,462

NET INCREASE (DECREASE) IN CASH                                             2,248,935         (1,529,468)

CASH AND CASH EQUIVALENTS, Beginning of Period                                 86,019          2,486,313
                                                                         ------------       -------------

CASH AND CASH EQUIVALENTS, End of Period                                 $  2,334,954       $    956,845
                                                                         ------------       -------------
                                                                         ------------       -------------

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended January 31, 1996 and January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1996.

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

     In July 1994, ATG acquired an 85 percent interest in ATG Media in an acquisition accounted for by the purchase method of accounting with the results of operations of ATG Media consolidated with the results of the Company from the date of acquisition (July 29, 1994). In August 1994,
     ATG completed the acquisition of the remaining 15 percent interest of ATG Media at which time it became a wholly-owned subsidiary.

     In April 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc. (New Concept Mining) a Nevada corporation. The acquisition of New Concept Mining was accounted for by the purchase method of accounting with the results of operations of New Concept Mining consolidated with the results of the Company from the date of acquisition (April 21, 1995).

     ATG is a research and development company principally involved in developing, through in-house investigation and science, proprietary energy and environmental systems which offer innovative methods to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

     ATG Media develops and markets space and science related publications, books and merchandise for professionals involved in, and enthusiasts of, space exploration. ATG Media's principal publication is Final Frontier Magazine which was first published in 1986.

     New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Some of the mineral properties acquired are currently non-producing and have either never been mined or mining activities were ceased in excess of ten years ago.

     b.   SIGNIFICANT BUSINESS RISKS

     Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is dependent upon (1) its ability to obtain sufficient additional capital, (2) generate significant revenues through its existing assets and operating businesses which it has acquired, and (3) overcome significant product development issues.

     The Company plans to raise additional working capital, if necessary, through private offerings, as well as attain listing on a national exchange. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to further develop its mineral properties and execute their business plans or generate positive operating results.

3.   CONVERTIBLE DEBENTURES

     In November, 1996, the Company issued $1,400,000 of 7 percent
     Convertible Debentures (7% Debentures), maturing November 1, 1999. The accrued interest is due upon the earlier of conversion or maturity. Up to 50 percent of the original principal amount of the 7% Debentures is convertible into Common Stock commencing 45 days after issuance and up to 100 percent of the original principal amount of the 7% Debentures is convertible into Common Stock commencing 75 days after issuance, at the sole option of the holder. The conversion price is equal to the lower of $2.775 or 70 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. $700,000 of the 7% Debentures plus accrued interest were converted into 550,107 shares of Common Stock during the quarter ended January 31, 1997 and the remaining $700,000 of the 7% Debentures plus accrued interest were converted into 496,860 shares of Common stock subsequent to the end of the quarter.

     In September, 1996, the Company issued $700,000 of 6 percent Convertible Debentures (8% Debentures), maturing September 30, 1998. In November, 1996, $350,000 of the 8% Debentures were converted into 209,874 shares of Common Stock and in January, 1997, $350,000 of the 8% Debentures were converted into 214,622 shares of Common Stock.

4.   CAPITAL STOCK

     a.   COMMON STOCK

     During the three months ended January 31, 1997, the Company issued 2,000 shares of Common Stock for services rendered valued at $3,460. All shares issued were valued at estimated market value at date of issuance.

     b.   PREFERRED STOCK

     ATG's authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

     The Company has designated a series of preferred stock called Series A Convertible Preferred Stock (Series A Stock) and has authorized 10,000,000 shares. The Series A Stock receives a ten percent higher dividend than the Common Stock, is entitled to one vote per share, shares equally with the Common Stock upon liquidation and is convertible into one share of Common Stock at any time at least five years after issuance upon the payment of $3.00 per share. As of January 31, 1997, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

     The Company has designated a second series of preferred stock called Series B Convertible Preferred Stock (Series B Stock) and authorized 500,000 shares. The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series
     B Stock. Of the 224,204 Series B Stock subscriptions originally issued in connection with the ATG Media acquisition, an aggregate 190,454 subscriptions were converted into 507,276 shares of Common Stock in fiscal years 1995 and 1996. During the first fiscal quarter of 1997, the remaining 33,750 shares of Series B Stock subscriptions were canceled in exchange for 15,000 shares of Common Stock.

     The Company has designated a third series of preferred stock called Series C Convertible Preferred Stock (Series C Stock) and authorized 2,000 shares. The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration up to 50 percent on the forty-fifth day following the original issuance and is fully convertible on the seventy-fifth day following the original issuance into the number of shares of Common Stock equal to $1,000 per share plus accrued dividends divided by 70 percent of the Market Value per share for the five trading days immediately preceding conversion. The Series C Stock automatically convert on the second anniversary of the date of issuance. During the first fiscal quarter of 1997, all of the outstanding shares of Series C Stock were converted into 1,490,702 shares of Common Stock.

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

     As of January 31, 1997, there were 1,912,500 outstanding options exercisable at between $1.50 and $6.25 per share. During the three month period ended January 31, 1997, Incentive Stock Options covering 423,000 shares were granted at an exercise price of $1.70 per share and 70,000 shares were granted at an exercise price of $1.87 per share and Non-Statutory Stock Options covering 20,000 shares were granted at an exercise price of $1.70 per share. No stock options granted under either Plan has been exercised since July 31, 1996. As of January 31, 1996, 1,115,875 options granted under the Plans have vested.

     d.   STOCK SUBSCRIPTIONS

     As of January 31, 1996, the Company had not issued (i) 15,000, shares of Common Stock owed for services rendered prior to January 31, 1997, valued at $30,000, (ii) 6,062, shares of Common Stock owed for interest accrued prior to January 31, 1997 and (iii) 58,707 shares of Common

     Stock sold under private placements during fiscal 1996 for an aggregate of $106,070 in cash received prior to July 31, 1996. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

5.   SUBSEQUENT EVENT

     In March, 1997, the Company issued $2,000,000 of 7.5 percent Convertible Debentures (7.5% Debentures), maturing March 1, 2000. The accrued interest is due upon the earlier of conversion or maturity. Up to one-third of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 45 days after issuance, up to two-thirds of the original principal amount of the 7.5% Debentures are convertible into Common Stock commencing 75 days after issuance and up to 100 percent of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 105 days after issuance, at the sole option of the holder. The conversion price is equal the lower of $3.225 or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Total assets decreased by $1,366,600 from $9,981,800 to $8,615,200 at July 31, 1996 and January 31, 1997, respectively. This decrease was the net result of a decrease in current assets of $1,316,700, primarily consisting of a cash decrease of $1,529,500 partially offset by increases in account, subscription and note receivables ($124,400) and inventory ($90,400) and a decrease of Goodwill of $260,000 and an increase in Mining Property & Equipment of $245,300.

Total liabilities increased by $640,800 from $3,555,700 to $4,196,500 at July 31, 1996 and January 31, 1997, respectively. This increase was principally the result of the issuance of the convertible debentures partially offset by the reduction of notes payable and long term liabilities ($32,300), subscription production ($40,700) and related party payables ($30,000).

The Company's consolidated revenue decreased by $55,500 from $222,900 to $167,400 for the quarters ended January 31, 1996 and 1997, respectively. This decrease in revenue was primarily attributable to other revenue during the quarter ended January 31, 1996, partially offset by the increases in publishing of $39,900 due to only one issue of Final Frontier Magazine being published during the quarter ended January 31, 1996, and product sales ($40,900). ATG's consolidated loss increased $1,632,500 from $1,051,500 to $2,684,000 for the quarters ended January 31, 1996 and 1997, respectively. This increased loss was principally the result of the increase in interest expense related to the convertible debentures and the debt reduction as well as the result of increases in all categories of expenses due to increased business operations made possible by the improved liquidity of the Company, except for a reduction in general and administrative as a result of the reversal of certain accruals.

The Company's cash flow used in operations increased from $1,523,200 to $3,340,400 for the six months ended January 31, 1996 and 1997, respectively. The primary source of working capital during the six months ended January 31, 1997 was the sale of $2,100,000 of Debentures for net proceeds of $1,823,500 and net proceeds from the sale of stock and stock subscriptions of $324,000. In the comparable period in 1996, the primary source of working capital was the sale of Common Stock for net proceeds of $3,735,300. The Company anticipates that it will be able to continue its operations at the current level for the remainder of the fiscal year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

                                     PART II

                                OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) During the three months ended January 31, 1997, two thousand (2,000) shares of Common Stock were issued to one individual in consideration of services rendered. The issuance is claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering, in that the purchaser had full access to all material information concerning the Company and was acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.

On March 14, 1997 the Company sold for cash to a foreign investor a 7.5% Convertible Debenture Due March 1, 2000 in the amount of Two Million Dollars ($2,000,000) (the "7.5% Debenture"). The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S adopted thereunder.

Up to one-third of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 45 days after issuance, up to two-thirds of the original principal amount of the 7.5% Debentures are convertible into Common Stock commencing 75 days after issuance and up to 100 percent of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 105 days after issuance, at the sole option of the holder; however the right to convert the 7.5% Debenture expires on March 1, 2000. The conversion price is equal the lower of $3.225 or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion.

D.J. Ltd. and Corporate Capital Management, LLC. acted as placement agents and together received Two Hundred Thousand Dollars ($200,000) and warrants to purchase 200,000 shares of Common Stock at an exercise price of Four Dollars ($4.00) per share. The warrant has a five year term and certain "piggy-back" registration rights under the Securities Act of 1933, as amended.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     None.

(b)  REPORTS ON FORM 8-K.

        The Company filed one Report on Form 8-K dated November 26, 1996 reporting under Item 9.

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

                                   Date:  March 24, 1997