Form 10QSB
period 1997-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-06-16
CIK 878547

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended April 30, 1997


             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________


                             Commission file number 0-23268


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

                      1017 SOUTH MOUNTAIN AVENUE, MONROVIA, CA. 91016
                      -----------------------------------------------
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

   As of June 2, 1997, the registrant had 20,254,689 shares of Common Stock outstanding.

                          TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                           PAGE

ITEM 1     Financial Statements

           Condensed Consolidated Balance Sheets as of July 31, 1996
           and April 30, 1997                                                3

           Condensed Consolidated Statements of Operations for the
           Nine and Three Month Periods ended April 30, 1996 and 1997        5

           Condensed Consolidated Statements of Cash Flows for the
           Nine Month Periods ended April 30, 1996 and 1997                  6

           Notes to Condensed Consolidated Financial Statements              7

ITEM 2     Management's Discussion and Analysis                             11

PART II    OTHER INFORMATION

ITEM 2     Changes in Securities                                            12

ITEM 6     Exhibits and Reports on Form 8-K                                 12

           Signatures                                                       13

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND APRIL 30, 1997 (UNAUDITED)

ASSETS

                                                            JULY 31,       APRIL 30,
                                                              1996           1997
                                                            --------      -----------
                                                                           (UNAUDITED)
CURRENT ASSETS
  Cash and Cash Equivalents                               $ 2,486,313     $  1,823,717

  Accounts Receivable (net of $10,000 allowance)               43,326          567,466
  Subscriptions Receivable                                      8,552           44,655
                                                          -----------     ------------
    Total Accounts & Subscriptions Receivable                  51,878          612,121

  Amounts Due From Shareholders                                 2,500           65,775
  Notes Receivable                                                --            80,000
  Deferred Tax                                                261,000          261,000
  Inventory                                                    43,961          190,570
  Other Current Assets                                            412              --
                                                          -----------     ------------
    Total Other Current Assets                                307,873          597,345
                                                          -----------     ------------
    Total Current Assets                                    2,846,064        3,033,183
PROPERTY, EQUIPMENT AND MINERAL PROPERTIES
  Mining Property and Equipment                             5,470,089        5,781,405
  Other Property and Equipment                                511,747          566,789
  Accumulated Depreciation                                   (240,135)        (265,003)
                                                          -----------     ------------
   Net Property, Equipment and Mineral Properties           5,741,701        6,083,191

GOODWILL, net of accumulated amortization of
  $1,747,717 at July 31, 1996 and $2,219,016 at
  April 30, 1997                                            1,394,023          922,724
                                                          -----------     ------------
TOTAL ASSETS                                              $ 9,981,788     $ 10,039,098
                                                          -----------     ------------
                                                          -----------     ------------



                The accompanying notes are an integral part of these
                      condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND APRIL 30, 1997 (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            JULY 31,       APRIL 30,
                                                              1996           1997
                                                            --------      -----------
                                                                           (UNAUDITED)
LIABILITIES
  Accounts Payable                                        $   566,136     $   873,647
  Accrued Liabilities                                          31,297          54,719
  Related Party Payables                                       76,000             --
  Deferred Subscription Income                                110,094         104,528
  Subscription Production                                      40,720             --
  Current Portion of Notes Payable                            180,472         224,400
                                                          -----------      ----------
    Total Current Liabilities                               1,004,719       1,257,294
                                                          -----------      ----------

  Deferred Tax Liability                                    1,347,224       1,347,224
  Convertible Debentures                                          --        2,687,125
  Other Long Term Liabilities                                 363,772         109,234
  Long Term Portion of Notes Payable                          840,020       1,035,692
                                                          -----------      ----------
    Total Long Term Liabilities                             2,551,016       5,179,275
                                                          -----------      ----------
    Total Liabilities                                       3,555,735       6,436,569
                                                          -----------      ----------
STOCKHOLDERS' EQUITY
  Series A Preferred - $.001 par value,                           378             378
   10,000,000 authorized,
   378,061 issued and outstanding at July 31, 1996
   378,061 issued and outstanding at April 30, 1997
  Series B Preferred - $.001 par value,
   500,000 authorized,                                            --              --
   none issued and outstanding at July 31, 1996
   none issued and outstanding at April 30, 1997
  Series C Preferred - $.001 par value,
   300,000 authorized                                               2             --
   2,000 issued and outstanding at July 31, 1996
   none issued and outstanding at April 30, 1997
  Common Stock; ATG - $.001 par value,
   100,000,000 authorized,                                     16,220          19,641
   16,220,264 issued and outstanding at July 31, 1996
   19,641,129 issued and outstanding at April 30, 1997

  Additional Paid in Capital                               23,117,088      27,746,457
  Stock Subscriptions                                         771,298         511,070
  Deficit                                                 (17,478,933)    (24,675,017)
                                                          -----------      ----------
    Total Stockholders Equity                               6,426,053       3,602,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  9,981,788    $ 10,039,098
                                                          -----------      ----------
                                                          -----------      ----------

                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 1996 AND 1997 (UNAUDITED)

                                        NINE MONTHS ENDED          THREE MONTHS ENDED
                                             APRIL 30,                  APRIL 30,
                                    -------------------------   -------------------------
                                        1996          1997          1996          1997
                                    -----------   -----------   -----------   -----------
                                            (UNAUDITED)                (UNAUDITED)
REVENUES
  Publishing                        $   168,562   $   280,295   $   116,024   $   115,538
  Rental Property                        39,180           --            --            --
  Product Sales                          67,671     1,150,237        17,982     1,025,051
  Other                                 167,663       102,784        15,025        52,776
                                    -----------   -----------   -----------   -----------
    Total Revenues                      443,076     1,533,316       149,031     1,193,365

COSTS AND EXPENSES
  Publishing Operations                 305,314       395,109       150,043       142,949
  Rental Operations                     120,026           --            --            --
  Product Sales and Marketing           383,777     1,087,959       198,018       364,056
  Mining Operations                     511,513     1,127,619       246,528       459,538
  Research and Development              372,312       735,543       160,932       246,798
  Officers' Compensation                430,319       700,548       171,259       251,797
  General and Administrative          1,226,500     1,536,362       459,307       632,961
  Interest Expense                          --      1,899,118           --        726,139
  Amortization of Intangible Assets     390,000       390,000       130,000       130,000
  Other                                  16,065           --             52           --
                                    -----------   -----------   -----------   -----------
    Total Costs and Expenses          3,755,826     7,872,257     1,516,139     2,954,238

LOSS BEFORE PROVISION
  FOR INCOME TAXES                    3,312,750     6,338,941     1,367,108     1,760,873
PROVISION FOR INCOME TAXES                  --            --            --            --
                                    -----------   -----------   -----------   -----------
NET LOSS                            $ 3,312,750     6,338,941     1,367,108     1,760,873
                                    -----------   -----------   -----------   -----------
ACCRETED DIVIDEND                           --            --        857,143           --
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS                       --            --      7,196,084           --
                                    -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------
NET LOSS PER SHARE                  $      0.23   $      0.40   $      0.09   $      0.09
                                    -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            14,169,446    18,109,418    15,447,045    19,424,466
                                    -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------


                 The accompanying notes are an integral part of these condensed consolidated statements.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1997 (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          APRIL 30,
                                                               -------------------------------
                                                                     1996             1997
                                                               ---------------   -------------
                                                                         (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                                     $  (3,312,747)   $  (6,338,941)
Adjustments to reconcile net loss to net cash used:
  Depreciation and Amortization                                      446,802          414,867
  Amortization of Deferred Financing Cost & Debt Discount                --         1,720,382
  Stock Issued as Consideration for Debt Reduction                   371,160              --
  Stock Issued as Consideration for Services                         435,397          286,210
  Interest Expense Added to Principal Balances                           --           376,270
Changes in Assets and Liabilities:
  Accounts Receivable                                                  5,130         (560,243)
  Inventory                                                              --          (146,609)
  Other Current Assets                                                   611              412
  Accounts Payable and Accrued Expenses                             (982,733)         330,933
  Note Payable Due to Stockholders/Officers                          (19,500)             --
  Deferred Subscription Revenue                                      (93,810)         (46,286)
  Other Long Term Liabilities                                            --          (254,538)
                                                              ---------------  ---------------
    Net Cash Used in Operating Activities                          (3,149,690)      (4,217,543)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                (304,301)        (366,358)
  Proceeds from Sale of Marketable Securities                          9,996              --
  Proceeds from Sale of Commercial Properties                        500,177              --
  Advances to Stockholders/Officers                                   (4,000)             --
                                                              ---------------  ---------------
    Net Cash Provided by/(Used in) Investing Activities              201,872         (366,358)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Notes Payable                                         (347,122)         (20,600)
  Payments on Capital Lease                                              --           (50,000)
  Payments due Stockholder/Officer                                       --          (139,275)
  Notes Receivable                                                       --           (80,000)
  Net Proceeds from Debenture Issuance                                   --         3,623,500
  Net Proceeds from Stock Issuance and Stock Subscription          4,960,328          587,680
                                                              ---------------  ---------------
    Net Cash Provided by Financing Activities                      4,613,206        3,921,305

NET INCREASE (DECREASE) IN CASH                                    1,665,388         (662,596)

CASH AND CASH EQUIVALENTS, Beginning of Period                        86,019        2,486,313
                                                              ---------------  ---------------
CASH AND CASH EQUIVALENTS, End of Period                       $   1,751,407    $   1,823,717
                                                              ---------------  ---------------
                                                              ---------------  ---------------

    The accompanying notes are an integral part of these condensed consolidated statements.

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
                                APRIL 30,1997
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1996.

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


    b.  SIGNIFICANT BUSINESS RISKS

    Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is dependent upon its ability to (1) generate significant revenues through its existing assets and operating businesses which it has acquired, (2) expand its customer base, and (3) overcome significant product development issues.

3.  CONVERTIBLE DEBENTURES

    In November, 1996, the Company issued $1,400,000 of 7 percent Convertible Debentures (7% Debentures), maturing November 1, 1999 with a conversion price equal to the lower of $2.775 or 70% of the average closing bid price of the Common Stock for the five trading days prior to the conversion. $700,000 of the 7% Debentures plus accrued interest were converted into 550,107 shares of Common Stock during the quarter ended January 31, 1997 and the remaining $700,000 of the 7% Debentures plus accrued interest were converted into 496,860 shares of Common Stock during the quarter ended April 30, 1997. During the prior quarter $600,000 was recorded as an interest expense in connection with the 70% discount to market on the $1,400,000 of 7% Debentures.

    In March, 1997, the Company issued $2,000,000 of 7.5 percent Convertible Debentures (7.5% Debentures), maturing March 1, 2000. The accrued interest is due upon the earlier of conversion or maturity. Up to one-third of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 45 days after issuance, up to two-thirds of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 75 days after issuance and up to 100 percent of the original principal amount of the 7.5% Debentures is convertible into Common Stock commencing 105 days after issuance, at the sole option of the holder. The conversion price is equal to the lower of $3.225 or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. Prior to conversion, the Company recorded $666,666 as accrued interest expense in connection with the conversion discount. Subsequent to the end of the quarter, $1,333,333 of the 7.5 percent Convertible Debentures were converted into 465,560 share of Common Stock.

4.  CAPITAL STOCK

    a.   COMMON STOCK

    During the nine months ended April 30, 1997, the Company issued 174,814 shares of Common Stock for services rendered valued at $351,060. All shares issued were valued at estimated market value at date of issuance. In addition, 25,000 shares of Common Stock were issued at $1.33 per share upon exercise of an option issued for services.

    b.   PREFERRED STOCK

    ATG's authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

    The Company has designated a series of preferred stock called Series A Convertible Preferred Stock (Series A Stock) and has authorized 10,000,000 shares. The Series A Stock receives a ten percent higher dividend than the Common Stock, is entitled to one vote per share, shares equally with the Common Stock upon liquidation and is convertible into one share of Common Stock at any time at least five years after issuance upon the payment of $3.00 per share. As of

     April 30, 1997, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

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

     The Company has designated a third series of preferred stock called Series C Convertible Preferred Stock (Series C Stock) and authorized 2,000 shares. The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration up to 50 percent on the forty-fifth day following the original issuance and is fully convertible on the seventy-fifth day following the original issuance into the number of shares of Common Stock equal to $1,000 per share plus accrued dividends divided by 70 percent of the Market Value per share for the five trading days immediately preceding conversion. The Series C Stock automatically convert on the second anniversary of the date of issuance. During the first fiscal quarter of 1997, all of the outstanding shares of Series C Stock were converted into 1,490,702 shares of Common Stock. In connection with the conversion discount of the Series C Stock, the Company recorded a dividend of $857,143.

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

     As of April 30, 1997, there were 1,912,500 outstanding options exercisable at between $1.50 and $6.25 per share, of which 1,115,875 such options have vested. No stock options granted under either Plan have been exercised since July 31, 1996.

     d. STOCK SUBSCRIPTIONS

     As of April 30, 1997, the Company had not issued (i) 5,000 shares of Common Stock owed for services rendered prior to April 30, 1997, valued at $10,000, (ii) 58,707 shares of Common Stock sold under private placements during fiscal 1996 for an aggregate of $106,070 in cash received prior to July 31, 1996, (iii) 12,500 shares of Common Stock issuable in connection with the exercise of stock options at an exercise price of $4.00 per share, and (iv) 127,500 shares of

     Common Stock sold under a private placement during the quarter for an aggregate of $395,000 in cash. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

5.   SUBSEQUENT EVENT

     In May, 1997, an additional 89,167 shares of Common Stock were sold under a private placement for an aggregate of $255,000 in cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Total assets increased by $57,300 from $9,981,800 to $10,039,000 at July 31, 1996 and April 30, 1997, respectively. This increase was the net result of an increase in current assets of $134,400, primarily consisting of increases in amounts due from shareholders and account, subscription and note receivables of $708,100 and inventory of $146,600, partially offset by a cash decrease of $662,600, an increase in Property, Equipment and Mineral Properties of $341,500; and a decrease of Goodwill of $471,300.

Total liabilities increased by $2,880,800 from $3,555,700 to $6,436,500 at July 31, 1996 and April 30, 1997, respectively. This increase is comprised of an increase in current liabilities of $252,600 principally the result of an increase in accounts payable due to increased accounts payable of New Concept and ATG from increased general operations and at New Concept from the purchase of new equipment and its drill program and an increase in long term liabilities of $2,628,300 principally the result of the issuance of the 7% Convertible Debentures, $2,687,100, including accrued interest. Subsequent to April 30, 1997, $1,333,333 of principal amount of the 7% Convertible Debentures were converted into Common Stock.

During June, 1997, ATG anticipates purchasing its currently leased premises and the adjacent property for $875,000. The Company intends to finance 55% of the purchase price with the remaining amount to be paid using the Company's cash reserves. The Company's production facilities will be expanded and moved to the new building when acquired and renovated. As a result, additional research facilities will be added to the currently occupied building. The cost of these improvements is estimated at $150,000. The payments on the mortgage will be less than the current lease rental payments on the Company's currently occupied building.

The Company's consolidated revenue increased by $1,044,400 from $149,000 to $1,193,400 for the quarters ended April 30, 1996 and 1997, respectively. This increase in revenue was primarily attributable to an increase in product sales of $1,025,000 comprised of increased sales of The Force-Registered Trademark-and the Company's IE-TM- crystal products. Costs and expense increased $1,438,100 from $1,516,100 to $2,954,200 for the quarters ended April 30, 1996 and 1997, respectively. One-half of this increase consists of interest expense related to the conversion discount on the 7.5% Convertible Debentures. This increase is also attributable to of increased research and development projects, product sales and marketing expenses, and expanded mine development and operations, as well as additional related increases in general and administrative costs. As a result, ATG's consolidated loss increased $393,800 from $1,367,100 to $1,760,900 for the quarters ended April 30, 1996 and 1997, respectively.

The Company's cash flow used in operations increased from $3,149,700 to $4,217,500 for the nine months ended April 30, 1996 and 1997, respectively. The primary source of working capital during the nine months ended April 30, 1997 was the sale of $4,100,000 of Debentures for net proceeds of $3,623,500 and net proceeds from the sale of stock and stock subscriptions of $587,700. In the comparable period in 1996, the primary source of working capital was the sale of Common Stock for net proceeds of $4,960,300. The Company anticipates that revenues generated from current operations will be sufficient to continue its operations at the current level for the remainder of the fiscal year, however, there can be no assurance to this effect.

                                      PART II

                                OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) During April, 1997, two individuals exercised options to purchase twelve thousand, five hundred (12,500) shares of Common Stock at $4.00 per share. These shares were not issued as of April 30, 1997. The issuance is claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.

In an offering completed in June, 1997, the Company sold for cash to 27 existing foreign shareholders of the Company an aggregate of 216,667 shares of Common Stock at $3.00 per share. The sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S adopted thereunder. Rhyner & Partner and Stephen Thut acted as placement agents for a fee of 10% of the proceeds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

       None.

(b) REPORTS ON FORM 8-K.

       None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN TECHNOLOGIES GROUP, INC.


                                By: /s/ JOHN COLLINS
                                    ----------------
                                    John Collins
                                    Chairman of the Board,
                                    Chief Executive Officer and
                                    Treasurer

                                Date: June 13,1997