Form 10KSB
period 1997-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-11-13
CIK 878547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the fiscal year ended July 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission file number 0-23268
                                                -------

                        AMERICAN TECHNOLOGIES GROUP, INC.
                  ----------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for its most recent fiscal year were $3,083,216. As of October 31, 1997, the registrant had 21,253,442 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $53,297,880 computed by reference to the average closing bid and asked prices on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

                          FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN. THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") formed September 27, 1988, is engaged in the development, through research and acquisition, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. Nanotricity-TM-, 2. Water Purification, and 3. BASER-TM-. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes. Additionally, many commercial products may be improved through Nanotricity technology including detergents, cosmetics and nutritional supplements.

The Company's efforts with Nanotricity have yielded commercial applications including household cleaning products and combustion enhancers. ATG anticipates that a coke formation suppressor and a descaler will be commercialized in fiscal 1998, although there can be no assurance to this affect. In the water purification area, the Company's WaterDew-TM- low pressure vacuum distillation system is undergoing tooling design for a home use version for introduction to the marketplace in early 1998.

The third core technology is the BASER. The BASER is a device that is proposed to produce a coherent beam of heavy particles. This beam functions in much the same way as the common laser. The important difference is that the BASER is composed of particles rather than light. By accelerating the beam, extremely high energy levels are possible. The BASER is being developed in an ATG sponsored research program with the California Institute of Technology.

In addition to the technological developments pursued by the Company, ATG Media, Inc. ("ATG Media") a wholly owned subsidiary, publishes FINAL FRONTIER-TM- MAGAZINE, a space and science based publication for the technology enthusiast, the educational sector, and those involved professionally in space exploration. ATG Media is currently being restructured to become a communications medium for the Company's technologies. Programs are now in place which will enable ATG Media to produce and distribute unique educational materials, principally in the areas of mathematics and the sciences, all of which will enhance public awareness and understanding of ATG and its sciences.

ATG is currently in negotiations for the sale of all or part of its interest in its other wholly owned subsidiary, New Concept Mining, Inc., a Nevada corporation ("New Concept"), as the Company's current core technologies are not applicable to the needs of the mining industry.

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

CORE TECHNOLOGIES

NANOTRICITY

After more than four years of self-funded research utilizing ATG's own laboratory along with university facilities at the California Institute of Technology in Pasadena, University of California, Los Angeles, and Zhongshan University in China, ATG's scientists have developed new commercial and industrial products from what their scientists have named Nanotricity, a combination of the word nanometer and electricity. Nanotricity is defined as the study, use, and manipulation of strong electrical forces inherent in certain molecular structures. Different molecular structures result in different Nanotricity variants.

In one Nanotricity variant, ATG has discovered, identified, characterized and secured patents on a novel structure of hydrogen and oxygen atoms which ATG calls the IE-TM- crystal. ATG has isolated and manipulated nanometer (billionths of a meter) sized structures that have unique electrical fields which are much stronger than a magnetic field and extend only a few billionths of a meter (nanometer) from their source. The structures contain numerous molecules bound together by these same enormous forces.

The structures have been identified in photographs taken by a transmission electron microscope. To accurately characterize these structures, it is necessary to look for their electrical and other unique physical properties, and ATG has measured different properties including: 1. dielectric constants, 2. electromotive force (emf) using two identical electrodes, 3. resistivity, 4. fluorescence, and 5. stability as a function of temperature.

ATG, through its own research projects and those conducted at various universities on its behalf, continues to identify Nanotricity variants and develop commercial applications for the variants. Current projects cover potential commercial applications in numerous fields. For example, initial studies by the Company indicate that certain bacterial activities may be increased as much as 200% through use of the technology. Professors at UCLA are working with ATG on applications for the enhancement of chemical processes and medical areas and ATG is currently working with an enzyme producer to quantify the biological growth enhancement capabilities with fungus, if any. Substantial research is still required to develop marketable products, and it is ATG's present marketing thrust to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that Nanotricity has applications as indicated, or other applications, and even if there are such applications that these will be accepted in the marketplace or become commercially viable.

ATG will focus its marketing efforts for Nanotricity products to existing commercial product lines and for existing industrial processes which can be improved through their use. Certain mainstream industries and products have been targeted such as enzyme production, petrochemicals and fuels, plastics production and detergents as well as other industries and products for which consumer demand for new and improved methods and products which are environmentally safe is strongest.

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS

The Force-Registered Trademark- is an innovative automotive aftermarket product which utilizes IE crystals. By the delivery of a combustion enhancer through the airstream into an engine, the Company believes The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer with its patented delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it may enhance fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

An internationally recognized expert on combustion chemistry and a professor of chemical engineering at UCLA, has completed certain tests on The Force. The professor conducted combustion experiments using methane as a prototype fuel. Methane is an important by-product formed in the combustion of all hydrocarbon fuels and a major greenhouse gas. The tests revealed that methane emissions can be significantly reduced, by as much as 50% in some cases, in the presence of The Force when compared to similar conditions in the absence of the performance enhancer. Further scientific studies on the performance enhancer are underway and there can be no assurance that the studies will achieve similar results.

Manufacturing of The Force has recently been fully provided by a third party. The raw materials utilized to manufacture The Force are readily available from numerous suppliers. The current marketing is through direct marketing and automotive warehouses.

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

CATALYST ADDITIVES FOR HYDROCARBON FUELS

ATG has been actively researching and developing a combustion enhancing fuel additive, based on Nanotricity technology. The most recent testing in this area has been focused on adding ATG's product to existing fuel additives to improve their effectiveness. ATG's additive has no environmentally damaging by-products.

ATG's fuel additives have successfully demonstrated performance in a number of applications as follows:

     COMPRESSED NATURAL GAS ("CNG") ADDITIVE. A test was carried out at UCLA to determine the effect of the additive on the combustion of methane, which comprises 80% of CNG. Controlled laboratory tests in a combustion reactor tube showed that the presence of the additive doubled the percentage oxidation of methane. The quantity of the additive used to create this effect was 6,000 parts per million.

     PROPANE GAS ("LPG") ADDITIVE. A similar controlled laboratory test was done at UCLA on propane gas. Initial results showed improved oxidation rate comparable to those achieved with methane. A potential customer of this product has purchased a small quantity of this product to conduct its own laboratory and field tests. This potential customer has reported to ATG that preliminary results have been very favorable, however, there can be no assurance that further sales of this product will occur.

     GASOLINE AND DIESEL ADDITIVE. The development of ATG's product as a gasoline and diesel additive has been pursued along two fronts. The first is an innovative additive which is released into the air stream coming into the engine. This additive has demonstrated significant reductions in fuel consumption and removal of carbon deposits from combustion cylinders, over time. The Force is an example of a commercial product of this type. The second front is through introduction of the additive via a carrier agent directly into the fuels during the refining or bulk delivery processes. A potential customer of each product has purchased a small quantity of the product to conduct its own field tests. Both potential customers have reported to ATG that preliminary results have been very favorable, however, there can be no assurance that further sales of these products will occur.

     BUNKER OIL ADDITIVE. An additive for direct addition to bunker oil fuels is currently under development.

Regulation

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration."

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

ATG's combustion enhancing additive requires minimal health effects testing. However, any carrier or stabilizing agents used to make the product compatible with a given fuel type will have to be registered in accordance with new EPA guidelines anticipated to be released in 1997.

HOUSEHOLD CLEANING PRODUCTS

ATG's Nanotricity technology is currently being applied to various detergents and cleaning products including laundry detergent, dishwashing liquid, window cleaner, all-purpose cleanser, drain opener and toilet bowl cleaner. ATG's marketing thrust is to identify existing products which might be improved through the addition of ATG's product into their formulation. ATG's products have been shown to reduce the surface tension of water-detergent solutions which may result in greater cleansing capabilities or cost reductions by decreasing concentrations of surfactants (soaps) in products while still accomplishing comparable cleaning. It is ATG's intention to focus on bio-degradable, phosphate-free, chlorine-free, natural (example: coconut derived surfactants) detergent products in order to offer viable alternatives to the commercial cleaners which are currently available.

WATER PURIFICATION TECHNOLOGY

Water quality has become a major health issue in the US and other countries. The World Health Organization has identified the lack of fresh clean water as the number one problem facing our world during the next 50 years. This has caused an increase in the world market demand for water treatment systems for home use. There are numerous technologies currently being used to satisfy this demand. Of the various technologies used in the purification of water (such as distillation, reverse osmosis and filtration), distillation is the only one that puts water through a cleansing phase-change from a liquid state to a vapor state and then back again to a liquid state.

From an operational point of view, several significant differences exist among the technologies used. As an example, a small hole in a reverse osmosis membrane can drastically reduce water quality, yet go unnoticed. Also, water filters can become clogged and re-release contaminants back into the water, unknown to the user. A distiller on the other hand, builds in a natural barrier between the contaminated water source and the final purified water since the denser contaminants remain in the contaminated water area rather than being transported to the purified water area with the vaporized water.

DISTILLATION TECHNOLOGY

Distillation is the process by which the vapor released by a boiling liquid is collected, cooled and turned back into a liquid. Distillation is generally used to purify or separate the components of a liquid and has many industrial and commercial applications besides potable water purification. There are many variations in distillation technologies ranging from simple direct distillation to low pressure vacuum distillation using vacuum pumps and air or steam injection systems. Vacuum distillation of water has an operational advantage because the water boils at a lower temperature, scaling build-up from hard-water is usually decreased or eliminated, and this feature can reduce operational maintenance costs.

Distillation is not without its problems however. The first problem is the damage caused by scale buildup in a standard distiller in hard-water areas. Scaling occurs whenever higher temperature liquids which contain precipitates (alkaloids) are deposited on heating surfaces. Severe damage to boilers and heating elements can occur within a short period of time from distilling hard water, resulting in a large reduction in distiller performance. The scale buildup is not easy to remove and may require the use of specialized chemicals. Energy efficiency is also sacrificed. Vacuum distillers have been developed to avoid this scale problem because they boil the water at temperatures which are generally below scale formation ranges. However, the vacuum pumps in vacuum distillation systems add significantly to the manufacturing costs of the system directly and through higher maintenance costs. Additionally, vacuum pumps are associated with high noise levels which make vacuum distillation systems inappropriate for many applications.

The ATG WaterDew distiller, however, through an innovative proprietary method, achieves the advantages of vacuum distillation without requiring the need for expensive and noisy vacuum pumps. As a result, the WaterDew virtually eliminates scale buildup and also avoids the extra costs and unreliability of a vacuum pump or air injector. The simplicity of design of the WaterDew is intended to keep repair and maintenance costs to a minimum. The WaterDew allows the home user the advantages of low temperature vacuum distillation at an affordable price in a unit which is simple and easy to maintain.

WaterDew can remove over 99% of sediment, dissolved solids, particles, salts and heavy metals such as lead, copper and arsenic. Additionally, the distiller can be combined with a carbon post-filter to remove VOC's (volatile organic compounds) from the water to make it more tasteful if that is desired.

At the current time, ATG has entered into agreements with two tooling designers and manufacturers for the distillation system. One manufacturer has delivered a working prototype of the WaterDew distiller fabricated with a plastic casing, and the tooling design model for manufacturing is in its final stages. The other manufacturer recently commenced design of the distiller using a stainless steel case. Tooling is anticipated to be completed by February 1998, and production of this distiller is anticipated to commence in early 1998.

ATG is discussing marketing of the WaterDew with various companies including several larger direct marketing firms which specialize in household water purification equipment as well as from two firms which specialize in televised advertising presentations for new products, however there can be no assurance that the Company will enter into an agreement with any of the firms or any firms at all. Marketing mediums will be selected so as to obtain maximum exposure for the product to consumers.

THE BASER

The BASER is a device that proposes to produce a coherent beam of heavy particles. BASER is a name coined by Dr. S.Y. Lo, its inventor. The term BASER stands for Boson Laser. In scientific terminology, the BASER is a particle beam of Bose-Einstein condensates where all atomic waves behave coherently as one. As a stable coherent beam of particles, the beam functions in much the same way as the common laser. The important difference is that it is composed of particles rather than light. By accelerating the beam, extremely high energy levels are possible. The BASER could produce a particle beam with more than a million times the punching power of today's strongest laser.

History

The BASER was invented by Dr. Shui-Yin Lo, ATG's Chief Scientist and a leading physicist in the field of particle physics. He began his early research into the behavior of subatomic particles after he received a Ph.D. in particle physics from the University of Chicago. The first patent relating to the BASER was obtained by Dr. Lo in 1985 while he was a senior lecturer at Australia's University of Melbourne. In 1987 he moved to Southern California where he founded the Institute of Boson Studies (the "Institute") with B.W.N. Nuclear Waste Elimination Corporation, a Nevada corporation ("NWEC").

In 1993 NWEC ceased funding the Institute and as of March 1, 1994, the Company entered into a License Agreement (the "BASER Agreement") with NWEC for certain rights to the BASER technology. Thereafter the Company entered into a Research Agreement with CalTech for a one year term commencing May 1, 1994, although actual performance by CalTech was delayed until July, 1995. The Research Agreement is based on a proposal by CalTech for a three year study to characterize the BASER source and to analyze the properties of the ionized clusters that are formed from the free expansion of ionized superfluid helium produced by this source. The study is currently in its third year. Dr. Lo, the Company's Director of Research and Development participates in the research with CalTech.

In October, 1996 a paper was submitted to the Journal of Applied Physics in which Dr. Lo details the results to date of his work on the BASER prototype at CalTech. That journal published the paper in May, 1997. These results confirmed that energetic helium beams can be generated by a pulsed corona discharge, which is a fundamental process within the BASER theory and patent. This significant milestone at CalTech implies that the BASER corona source may prove to be simpler, more compact, and more versatile than the laser-detonation sources currently being developed for applications in semiconductor etching. That BASER is shown to be a particle generation source, another fundamental aspect of BASER theory, implies that BASER could be a means of space and rocket propulsion. In October, 1997, a second paper was submitted to the journal for review; this paper details the successful progress made at CalTech using BASER to generate charged droplets of liquid helium, another fundamental feature of BASER. The journal has not completed its peer review process on the information and has not published the second paper at this time.

Further, according to Dr. Lo's BASER theory, the extremely cold beam may be able to break down molecules or even atoms and their nuclei or used for rock drilling, medical surgery or precision cutting of metals without distortion or excessive heat. The foregoing potential applications are based upon the theories of Dr. Lo. No evidence exists substantiating these potential applications of BASERs or that BASERs can be produced at all. No assurance can be given that the Company will develop BASERs or that if developed, they will have any of the above stated capabilities or any commercial applications at all; however, the Company intends to expend funds to continue its research in this area. The development of this technology is likely to require a minimum of three to five years and expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that the technology can or will ever be successfully developed, or if developed, commercially viable.

Research on the BASER at CalTech will continue through next year with the focus of creating hydrogen and deuterium droplets as the next major milestones. In order to expedite this next phase of BASER research, UCLA has agreed to a collaborative arrangement with ATG and CalTech in which superfluid cooling and cryostat functioning for the BASER are separately validated at UCLA, independent of the device at CalTech. The purpose is to enable research to continue at two separate locations without interfering with experiments in process at either site.

BASER Agreements

The BASER Agreement with NWEC grants the Company a sublicense to exploit all rights to certain technology relating to helium cluster beams and other particle beams and their sources (BASERs) in their application to the rendering of nuclear waste non-radioactive. With the exception of the application of BASERs for the production of power and energy, if ATG identifies additional applications for the BASER technology, commences research and development efforts with respect to such applications and notifies NWEC of its intent to develop such applications, then such applications will come within the terms of the sublicense, subject to ATG marketing the application within five years of its notification to NWEC of its intent to develop the application. Under the terms of the BASER Agreement, ATG issued NWEC 300,000 shares of Common Stock valued at $3.00 per share as a one-time license fee. Additionally, at such time as ATG receives an offer to purchase any application of the BASER technology for commercial utilization or ATG commences the commercial utilization of any application of the BASER technology, other than for the production of power, ATG will issue 1,700,000 shares of Series A Stock to NWEC. Further, there is a periodic royalty payment due to NWEC in the amount of 10% of ATG's net sales from ATG's exploitation of BASERs. ATG is responsible for maintaining all patents currently in place on the BASER. If ATG does not spend at least $100,000 on the development of BASERs during each fiscal year after the fiscal year ending July 31, 1994, the BASER Agreement will terminate. To date, ATG has satisfied this requirement.

On July 22, 1994, pursuant to a Technology Acquisition Agreement, the Company purchased an option to acquire either Shui-Yin Lo's 50% interest in Apricot, the principal licensor of BASERs, or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights (the "BASER Option").
The exercise price for the BASER Option is 10,000 shares of Common Stock and a royalty of 5% of ATG's net profit, if any, from the exploitation of BASERs through July 21, 1999. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, as hereinafter defined, the exercise price of the BASER Option will include such shares. The BASER Option expires one year after Lo's delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs. The BASER Option was acquired for $150,000.

Pursuant to the Technology Acquisition Agreement, the Company also acquired from Shui-Yin Lo exclusive right, title and interest to an invention (the "Invention") entitled "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" for which application for Letters Patent of the United States was filed on December 2, 1991 (See "Patents"). In exchange for the Invention, the Company granted Lo an Option to acquire 450,000 shares of Common Stock at $3.00 per share, fair market value of the Common Stock on the date of grant, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG agreed to (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock upon exercise of the BASER Option, then Dr. Lo will not receive 1,700,000 shares of Series A Stock if the Invention is commercialized in accordance with the foregoing criteria.

Under the Research Agreement with CalTech, the Company will acquire a nonexclusive, nontransferable, nonsublicensable, irrevocable license to any invention or discovery reduced to practice. However, the Company has the right to the first offer of an exclusive-royalty bearing license for such invention or discovery upon terms to be negotiated at the time of the offer. Additionally, if any invention or discovery results in part from the expenditure of research funds of the United States government, which may occur, the United States government will have certain rights thereto.

PUBLISHING OF SCIENTIFIC MAGAZINE - ATG MEDIA

ATG Media consists of three areas - magazine publishing, book publishing, and retailing of space memorabilia and collectibles. ATG Media currently publishes one magazine, FINAL FRONTIER. This is a publication which focuses on space exploration, as opposed to astronomy. It has a circulation of approximately 70,000 and a total readership of approximately 175,000. Advertisers range from small businesses to major corporations such as Boeing, Lockheed Martin and Hasbro Toys. Within the last six months, subscribership has grown by approximately 25%. Contributors to the magazine include award winning writers, present and former astronauts and space exploration and policy experts.

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

Sales of space memorabilia and collectibles have increased approximately 400% over the last year. Each issue of Final Frontier contains a catalogue section of approximately twelve pages. Plans are in progress to spin off a stand-alone catalogue. During the past year, ATG Media entered the book publishing arena with the publication of the fifteenth edition of DRIVE IT FOREVER, a best-selling book by Bob Sikorsky, a nationally syndicated automotive expert. Sales of this edition have reached approximately 15,000 units. Negotiations are currently in progress for the acquisition of several other books for publication.

During the first year of ATG's ownership of ATG Media, the publishing company was reorganized, past due debt was reduced and the direction of the magazine was expanded to make it appeal to a broader readership. On behalf of ATG Media, the Company settled an aggregate of approximately $395,000 due to The Miner Group, the printer of FINAL FRONTIER, for $55,000 in cash and 121,197 shares of ATG Common Stock at an average price of $2.81 per share ($340,000 in the aggregate). During this transitional period, which lasted most of calendar 1995, two issues of FINAL FRONTIER were not printed resulting in an approximate 20% decline in subscribers and an associated loss of advertising revenue. Additionally, certain accounting difficulties with FINAL FRONTIER'S fulfillment house contributed to loss of subscriptions. ATG Media has since terminated the fulfillment house and has engaged a new fulfillment house. The revamped FINAL FRONTIER was relaunched with a January/February, 1996 issue.

GOLD AND TUNGSTEN MINING - NEW CONCEPT MINING

As a result of the Company's decision to focus its efforts on three core areas plus publishing, the Board authorized management to seek buyers or strategic partners for the subsidiary. Those negotiations are in process although there can be no assurance that any agreement can be reached on terms the Company considers favorable.

PATENTS

The Company has United States and various foreign patents pending covering its combustion enhancer and United States patents have been granted and foreign patents are pending for the Delivery System, one of the components of The Force. Since December, 1993, a series of patent applications have been filed with the United States patent office by Dr. Shui-Yin Lo, the Company's Director of Research and Development, and assigned to the Company for nominal consideration. These applications delineate the foundation of a new kind of material, one of which is the combustion enhancer used in The Force. In 1995, Dr. Lo and Dr. Wang filed two patent applications relating to the low pressure distillation of water which were assigned to the Company for nominal consideration. During late 1995 and to the present, seven more patent applications have been filed in the United States on applications of the company's Nanotricity technology, such as descalants, new forms of structured materials, and enhancements for biological, biochemical, and chemical reactions. PCT applications on these new inventions have been or will be filed within the standard one year deadline to protect future foreign business developments. These patent applications are pending. There can be no assurance that such patents pending will be issued. In addition, five United States patents have been granted relating to the BASER; four are held by Apricot, S.A., a Luxembourg corporation ("Apricot"), and one is held by the Company. There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

Patent applications for a "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" were filed with the United States Patent Office and the European Patent Office in 1991 and 1992, respectively. This early application is one of several BASER patent applications. Due do concerns by the patent examiners that the application does not clearly and completely disclose the invention, in particular "that one skilled in the art" could construct the invention based upon the application, the applications have been denied.

ATG continues to pursue the patents through the normal appeals processes. ATG has also filed a new patent which will include recent advances in the field of nuclear fusion generation to overcome the examiners' concerns.

RESEARCH AND DEVELOPMENT

The Company has incurred approximately $734,260 and $624,445 in research and development expenses during the years ended July 31, 1997 and 1996, respectively.

ATG's research staff continues to actively pursue development of new applications of ATG's three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES

The Company has twenty-two full-time and two part-time employees
(twenty-seven full-time and three part-time employees including employees of subsidiaries). The Company may employ an additional two employees and ATG Media an additional two employees during the next fiscal year.

None of the Company's employees is subject to a collective bargaining agreement nor has the Company experienced any work stoppages. The Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's principal executive offices and research and development facility occupy approximately 16,140 square feet at 1017 South Mountain Avenue, Monrovia, CA. The offices of ATG Media and a manufacturing facility occupy approximately 10,200 square feet and are located at 1009 - 1013 South Mountain Avenue, Monrovia, CA. In June 1997, the Company acquired these properties for an aggregate purchase price of $887,000 and has invested approximately $200,000 in improvements to the properties. The property is secured by a trust deed in favor of Pacific Far East Bank in the principal amount of $481,250 with monthly payments of $4,780. Prior to the acquisition of the properties, the Company leased 1017 South Mountain at a rental rate of $6,133 per month.

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

           PERIOD                             HIGH BID    LOW BID
           ------                             --------    --------

August 1 1995 - October 31, 1995              $   3.50    $  1.875

November 1, 1995 - January 31, 1996           $  16.75    $  1.125

February 1, 1996 - April 30, 1996             $  16.75    $  6.00

May 1, 1996 - July 31, 1996                   $   6.875   $  2.875

August 1 1996 - October 31, 1996              $   4.06    $  1.44

November 1, 1996 - January 31, 1997           $   3.19    $  1.59

February 1, 1997 - April 30, 1997             $   7.25    $  1.875

May 1, 1997 - July 31, 1997                   $   4.625   $  3.375

(b)  Holders.

The Company has only one class of common equity, the Common Stock. As of October 31, 1997, there were 841 record holders of the Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                                                      YEAR ENDED JULY 31
                                                                      ------------------
BALANCE SHEET:                                                      1997             1996
--------------                                                      ----             ----
Assets                                                         $  9,562,433     $  9,720,788
Liabilities                                                    $  3,617,570     $  3,294,735
Stockholders' Equity                                           $  5,944,863     $  6,426,053
                                                               ------------     ------------
RESULTS OF OPERATIONS:

REVENUE
Technology Products                                            $  2,482,921       $  151,603
Publishing                                                          467,449          266,247
Other                                                               132,846           39,792
                                                               ------------       ----------
             Total Revenue                                        3,083,216          457,642
                                                               ------------     ------------

OPERATING EXPENSES
Technology Products, including research and development        $  2,740,666        1,452,122
Publishing, including goodwill amortization                       1,914,578          917,138
Mining                                                            1,676,548          578,189
Corporate                                                         3,983,690        2,617,315
                                                               ------------     ------------
             Total Expenses                                      10,315,482        5,564,764
                                                               ------------     ------------

Operating Loss                                                   (7,232,266)      (5,107,122)
                                                               ------------     ------------

Other Expense, Net                                               (2,144,968)        (761,767)
Benefit (Provision) for Income Taxes                                597,000          260,200
                                                               ------------     ------------
Net Loss Before Extraordinary Item                               (8,780,234)      (5,608,689)

Extraordinary Item - Gain on Extinguishment of Debt                  -               540,000
                                                               ------------     -------------

Net Loss                                                         (8,780,234)      (5,068,689)
Accreted Dividend                                                   857,143           -
                                                               ------------     ------------

Net Loss Attributable to Common Stockholders                    ($9,637,377)     ($5,068,689)
                                                               ------------     ------------
                                                               ------------     ------------

Net Loss Per Share                                              $     (0.52)    $      (0.34)
                                                               ------------     ------------
                                                               ------------     ------------

Weighted average number of common shares outstanding             18,640,000       14,729,961
                                                               ------------     ------------
                                                               ------------     ------------

Fiscal 1997 saw the first year of significant operating revenues for the Company. Revenue increased by $2,625,600, from $457,600 to $3,083,200 for fiscal 1996 and 1997, respectively. The increased revenue is principally attributable to increased sales of The Force and initial sales of certain other products incorporating the Company's Nanotricy technology, in particular, IE crystals. Notwithstanding the significant revenue increase, the Company's net loss for fiscal 1997 was $3,711,500 more than the net loss for fiscal 1996. The increased loss is principally the result of increased marketing and product development expenses of $1,178,700, an accelerated writeoff of goodwill of $792,700, increased mining expenses of $1,098,300, increased interest costs related to convertible debentures of $1,879,100 and non-cash charges of approximately $900,000 pertaining to stock option grants for consulting services provided by non-employees pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123.

Seventy-four percent of the sales in fiscal 1997 were attributable to one customer. Subsequent to year end, the Company terminated its relationship with the customer. New customers have been obtained to replace this customer and the Company is negotiating distribution arrangements with various additional parties.

The marketing and product development expenses increased from $827,700 in fiscal 1996 to $2,006,400 in fiscal 1997. This increase is primarily attributable to costs incurred in connection with product costs and development.

Amortization of goodwill increased from $520,000 for fiscal 1996 to $1,312,700 for fiscal 1997. This increase was the result of an additional writedown of goodwill associated with ATG Media as projected undiscounted net income over the remaining amortization life of the goodwill for ATG Media is not expected to be sufficient to recover the remaining capitalized balance.

Mining expenses increased from $578,200 for fiscal 1996 to $1,676,500 for fiscal 1997. The increase is attributable to increased personnel costs related to test operation of the Company's mill at the Manhattan Mining District and additional mill operations and certain non-capitalized exploration expenses conducted to establish the viability of New Concept's gold mill and mining properties to facilitate the sale of the property or the locating of strategic partners. Discussions are underway with several prospective purchasers or strategic partners, although there can be no assurance that the negotiations will result in a transaction on favorable or any terms.

SFAS 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value based method for non-employees and encourages this method for employees. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25 for its employee stock options and will not recognize compensation cost for options issued to employees. However, in accordance with SFAS No. 123, pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted for employee stock options has been included in the footnotes to the consolidated financial statements. The adoption of SFAS No. 123 in fiscal 1997 for non-employee stock options granted in fiscal 1997 resulted in a charge to operations of approximately $1,565,000. The adoption of SFAS 123 would not have had a material impact for transactions with non-employees in fiscal 1996. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of option exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

In connection with the issuance of convertible debt in fiscal 1997, interest expense increased from $240,700 in fiscal 1996 to $2,119,800 in fiscal 1997. The interest expense primarily consists of the discount from the market value of the Common Stock received upon conversion of the debt instruments. Additionally, in fiscal 1997, the

Company recorded an accreted dividend in the amount of $857,100 in connection with the discount from the market value of the Common Stock upon conversion of the Series C Convertible Preferred Stock.

The issuance of the convertible debt and the Series C Preferred Stock was to assure liquidity of the Company to pursue its product development and marketing efforts. Subsequent to July 31, 1997, the Company issued an additional $3,000,000 in convertible debt principally to finance the cost of tooling construction for the WaterDew. These convertible debentures are payable in cash or ATG Common Stock, at the option of the Company. In the event that additional capital is needed, the Company believes that it could obtain such capital on terms comparable to the terms of the convertible debt previously issued, although there can be no assurance to this effect.

The Company's cash used in operations increased from $3,791,300 in fiscal 1996 to $4,459,900 for fiscal 1997. The primary source of working capital was the sale of ATG stock for net proceeds of $6,734,400 and $1,170,200 in fiscal years 1996 and 1997, respectively, and the issuance of convertible debt in fiscal 1997 of $3,623,500. Subsequent to year end, the Company issued $3,000,000 of 7.5 percent Convertible Debentures. As a result, the Company anticipates that it will be able to continue its operations at the current level for at least one year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of the statement in fiscal 1997 resulted in no material impact to the financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements follow.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   Not applicable.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN TECHNOLOGIES GROUP, INC. (a Nevada corporation) AND SUBSIDIARIES as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 5 to the consolidated financial statements, effective August 1, 1996, the Company changed its method of accounting for stock-based compensation for transactions with other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".


                                       ARTHUR ANDERSEN LLP

Los Angeles, California
November 10, 1997

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED BALANCE SHEETS - JULY 31, 1997 AND 1996

                                        ASSETS




                                                        1997          1996
                                                    -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,033,108   $ 2,486,313
  Accounts receivable, net of allowance
    for doubtful accounts of $134,772 and
    $10,000 at July 31, 1997 and 1996, respectively     445,230        51,878
  Inventories                                           239,738        44,373
  Due from officers/shareholders                        148,375         2,500
                                                    -----------   -----------
          Total current assets                        1,866,451     2,585,064
                                                    -----------   -----------


PROPERTY, EQUIPMENT AND MINERAL PROPERTIES            7,687,852     5,981,836
Less--Accumulated depreciation and
   amortization                                        (290,388)     (240,135)
                                                    -----------   -----------
                                                      7,397,464     5,741,701
                                                    -----------   -----------


GOODWILL, net of accumulated amortization of
 $3,141,740 and $1,747,717 at July 31, 1997
 and 1996, respectively                                    --       1,394,023
OTHER ASSETS                                            298,518          --
                                                    -----------   -----------
                                                    $ 9,562,433   $ 9,720,788
                                                    -----------   -----------
                                                    -----------   -----------








      The accompanying notes are an integral part of these consolidated balance sheets.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED BALANCE SHEETS - JULY 31, 1997 AND 1996

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1997          1996
                                                   ------------  ------------
CURRENT LIABILITIES:
  Accounts payable                                 $    632,482  $    215,395
  Accrued liabilities                                   254,638       242,610
  Accrued professional fees                             107,500       124,621
  Amounts due to related parties                         71,410       118,990
  Current portion of deferred subscription
    revenue                                             105,043       110,094
  Current portion of notes payable                      585,342       165,740
  Current portion of capital lease obligations           20,227        27,269
                                                   ------------  ------------
          Total current liabilities                   1,776,642     1,004,719

  Deferred subscription revenue, net
    of current portion                                  101,260       132,644
  Notes payable, net of current portion                 945,016       840,020
  Capital lease obligations, net of
    current portion                                     305,428       231,128
  Deferred tax liability                                489,224     1,086,224
                                                   ------------  ------------
          Total liabilities                           3,617,570     3,294,735
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock:
    Par value--$.001,
    Authorized--10,000,000 shares
    Issued and outstanding-378,061 shares                   378           378
  Series B Convertible Preferred Stock:
    Par value--$.001,
    Authorized--500,000 shares
    Liquidation value--$8.00 per share
    None issued and outstanding                            --            --
  Series C Convertible Preferred Stock:
    Par value--$.001,
    Authorized--2,000 shares
    Issued and outstanding-2,000 shares
      at July 31, 1996                                     --               2
  Common Stock:
    Par value--$.001,
    Authorized--100,000,000 shares
    Issued and outstanding--20,721,789 and
      16,220,264 shares at July 31, 1997
      and 1996, respectively                             20,722        16,220
  Additional paid-in capital                         32,904,555    23,117,088
  Stock subscriptions                                   135,518       771,298
  Deficit                                           (27,116,310)  (17,478,933)
                                                   ------------  ------------
          Total stockholders' equity                  5,944,863     6,426,053
                                                   ------------  ------------
                                                   $  9,562,433  $  9,720,788
                                                   ------------  ------------
                                                   ------------  ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED JULY 31, 1997 AND 1996



                                                        1997         1996
                                                    -----------   -----------
REVENUES:
  Technology products                               $ 2,482,921   $   151,603
  Publishing                                            467,449       266,247
  Other                                                 132,846        39,792
                                                    -----------   -----------
    Total operating revenues                          3,083,216       457,642
                                                    -----------   -----------
OPERATING EXPENSES:
  General and administrative                          3,983,690     2,617,315
  Marketing and product development                   2,006,406       827,677
  Research and development                              734,260       624,445
  Amortization of goodwill                            1,312,723       520,000
  Publishing operations                                 601,855       397,138
  Mining operations                                   1,676,548       578,189
                                                    -----------   -----------
    Total operating expenses                         10,315,482     5,564,764
                                                    -----------   -----------
OTHER (EXPENSE) INCOME:
  Interest expense, net                              (2,119,783)     (240,677)
  Other                                                 (25,185)       48,314
  Unrealized loss on Marketable Securities                 --         (29,404)
  Loss on sale of commercial property                      --        (540,000)
                                                    -----------   -----------
                                                     (2,144,968)     (761,767)
                                                    -----------   -----------
    Loss before income taxes and
      extraordinary item                             (9,377,234)    (5,868,889)

BENEFIT FOR INCOME TAXES                                597,000       260,200
                                                    -----------   -----------
NET LOSS BEFORE EXTRAORDINARY ITEM                   (8,780,234)   (5,608,689)

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                           --         540,000
                                                    -----------   -----------
NET LOSS                                             (8,780,234)   (5,068,689)

ACCRETED DIVIDENDS                                      857,143        --
                                                    -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                     $(9,637,377)  $(5,068,689)
                                                    -----------   -----------
                                                    -----------   -----------
NET LOSS PER SHARE                                  $     (0.52)  $     (0.34)
                                                    -----------   -----------
                                                    -----------   -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          18,640,000    14,729,961
                                                    -----------   -----------
                                                    -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEARS ENDED JULY 31, 1997 AND 1996

                                                                      Series A Convertible  Series C Convertible
                                                                         Preferred Stock      Preferred Stock
                                                                        -----------------    -----------------
                                                                         Number      Par      Number      Par
                                                                        of Shares   Value    or Shares   Value
                                                                        ---------   -----    ---------   -----
BALANCE, July 31, 1995                                                    378,061    $378        --       --

Stock issued in conversion of 78,750 Series B Preferred
   Stock subscriptions into Common Stock                                    --        --         --       --
Stock issued for Series C Preferred Stock at $1,000 per share               --        --        2,000       2
Stock subscription canceled related to acquisition of Final Frontier        --        --         --       --
Stock issued for services rendered, August 1995 through
   July 1996 at prices ranging from $1.06 - $10.00 per share                --        --         --       --
Stock issued for conversion of debt                                         --        --         --       --
Issuance of stock for stock subscriptions purchased
   during 1995 at $1.50 - $3.00 per share                                   --        --         --       --
Proceeds from sale of stock through private placement offerings from August 1995 through July 1996 at prices ranging from
   $1.50 - $11.00 per share, net of offering costs of $784,185              --        --         --       --
Exercise of stock options                                                   --        --         --       --
Proceeds from sales of 232,063 shares of common stock
   subscriptions through private placement offerings in 1996                --        --         --       --
Stock subscriptions of 75,800 shares of Common Stock
   through trade for services in 1996                                       --        --         --       --
Net Loss                                                                    --        --         --       --
                                                                          -------    ----      ------    ------
BALANCE, July 31, 1996                                                    378,061     378       2,000      2

Stock issued in conversion of Series C Preferred Stock into
   Common Stock, including accreted dividends of $857,143                   --        --       (2,000)    (2)
Stock issued in conversion of Debt, including interest
   of $1,484,388, and net of $476,500 of offering costs                     --        --         --        --
Stock canceled related to acquisition of Final Frontier                     --        --         --        --
Stock issued for services rendered at prices ranging
   from $1.65 - $8.00 per share                                             --        --         --        --
Stock canceled for services rendered                                        --        --         --        --
Issuance of stock for stock subscriptions purchased during 1996             --        --         --        --
Proceeds from sale of stock through private placement
   offerings at prices ranging from $1.33 - $4.00 per
   share, net of $237,712 offering costs                                    --        --         --        --
Exercise of stock option                                                    --        --         --        --
Proceeds from sales of 3,983 shares of common
   stock subscriptions through private placement
   offerings in 1997 at $3.00 per share                                     --        --         --        --
Stock subscriptions of 8,333 shares of Common Stock through
   trade for services in 1997 at $2.00 - $3.15 per share                    --        --         --        --
Additional paid-in capital-stock options                                    --        --         --        --
Net Loss                                                                    --        --         --        --
                                                                          -------    ----      ------    -------
BALANCE, July 31, 1997                                                    378,061    $378        --        --
                                                                          -------    ----      ------    -------
                                                                          -------    ----      ------    -------


                   The accompanying notes are an integral part of
                     these consolidated financial statements

                                                          Common Stock
                                                       -------------------   Additional
                                                        Number      Par       paid-in        Stock
                                                       of Shares    Value     Capital    Subscriptions     Deficit        Total
                                                       ----------  -------  -----------   -------------  -------------   ----------
BALANCE, July 31, 1995                                 12,945,865  $12,946  $14,487,220        $937,434   ($12,410,244)  $3,027,734

Stock issued in conversion of 78,750 Series B
   Preferred Stock subscriptions into Common Stock        206,135      206      629,794        (630,000)         --           --
Stock issued for Series C Preferred Stock at $1,000
   per share                                                --       --       1,999,998           --             --       2,000,000
Stock subscription canceled related to acquisition
   of Final Frontier                                        --       --           --           (225,000)         --        (225,000)
Stock issued for services rendered, August 1995
   through July 1996 at prices ranging from
   $1.06 - $10.00 per share                               435,574      436    1,004,936           --             --       1,005,372
Stock issued for conversion of debt                       296,750      296      729,504           --             --         729,800
Issuance of stock for stock subscriptions purchased
   during 1995 at $1.50 - $3.00 per share                  14,400       14       22,172         (22,186)         --           --
Proceeds from sale of stock through private placement
   offerings from August 1995 through July 1996 at
   prices ranging from $1.50 - $11.00 per share, net
   of offering costs of $784,185                        2,292,290    2,293    4,155,743           --             --       4,158,036
Exercise of stock options                                  29,250       29       87,721           2,500          --          90,250
Proceeds from sales of 232,063 shares of common stock
   subscriptions through private placement offerings
   in 1996                                                  --        --          --            552,450          --         552,450
Stock subscriptions of 75,800 shares of Common Stock
   through trade for services in 1996                       --        --          --            156,100          --         156,100
Net Loss                                                    --        --          --              --        (5,068,689)  (5,068,689)
                                                       ----------  -------  -----------   -------------  -------------   ----------

BALANCE, July 31, 1996                                 16,220,264    16,220  23,117,088         771,298    (17,478,933)   6,426,053

Stock issued in conversion of Series C Preferred
   Stock into Common Stock, including accreted
   dividends of $857,143                                1,490,702     1,491    894,069            --          (857,143)      38,415
Stock issued in conversion of Debt, including
   interest of $1,484,388, and net of $476,500 of
   offering costs                                       2,173,122     2,173  5,105,715            --             --       5,107,888
Stock canceled related to acquisition of Final
   Frontier                                               (27,100)      (27)   (81,273)           --             --         (81,300)
Stock issued for services rendered at prices ranging
   from $1.65 - $8.00 per share                           228,001       228    548,125            --             --         548,353
Stock canceled for services rendered                      (15,000)      (15)   (69,985)           --             --         (70,000)
Issuance of stock for stock subscriptions purchased
  during 1996                                             178,600       179    668,051         (668,230)         --           --
Proceeds from sale of stock through private placement
   offerings at prices ranging from $1.33 - $4.00 per
   share, net of $237,712 offering costs                  448,200       448  1,124,540            --             --       1,124,988
Exercise of stock option                                   25,000        25     33,225            --             --          33,250
Proceeds from sales of 3,983 shares of common
   stock subscriptions through private placement
   offerings in 1997 at $3.00 per share                     --        --          --             11,950          --          11,950
Stock subscriptions of 8,333 shares of Common
   Stock through trade for services in 1997 at
   $2.00 - $3.15 per share                                  --        --          --             20,500          --          20,500
Additional paid-in capital-stock options                    --        --      1,565,000           --             --       1,565,000
Net Loss                                                    --        --          --              --        (8,780,234)  (8,780,234)
                                                       ----------  -------  -----------   -------------  -------------   ----------

BALANCE, July 31, 1997                                 20,721,789  $20,722  $32,904,555        $135,518   ($27,116,310)  $5,944,863
                                                       ----------  -------  -----------   -------------  -------------   ----------
                                                       ----------  -------  -----------   -------------  -------------   ----------

                   The accompanying notes are an integral part of
                     these consolidated financial statements

                  AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED JULY 31, 1997 AND 1996

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                        1997           1996
                                                     -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                           $(8,780,234)  $(5,068,689)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    1,409,350       630,315
      Provision for doubtful accounts                    124,772          -
      Loss on sale of marketable securities                 -           29,404
      Gain on extinguishment of debt                        -         (540,000)
      Loss due to impairment of commercial property         -          540,000
      Stock issued as consideration for services         498,853     1,510,095
      Imputed interest expense for notes payable
        and capital leases                                80,847       120,666
      Imputed interest on convertible debt             1,522,803          -
      Stock options issued to consultants
        at fair value                                    900,000          -
      Interest expense for stock options issued
        with convertible debentures                      665,000          -
      Deferred taxes                                    (597,000)     (261,000)
      Loss on disposal of equipment                       25,185          -
  Changes in assets and liabilities:
      Accounts receivable                               (518,124)       41,755
      Inventories                                       (195,365)       31,039
      Other current assets                                  -            9,150
      Accounts payable and accrued liabilities           411,994      (705,157)
      Amounts due to related parties                      28,420        10,989
      Deferred subscription revenue                      (36,435)     (139,945)
                                                     -----------   -----------
          Net cash used in operating activities       (4,459,934)   (3,791,378)
                                                     -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (1,145,874)     (394,637)
  Proceeds from sale of marketable securities               -            9,996
  Other                                                 (309,368)         -
                                                     -----------   -----------
          Net cash used in investing activities       (1,455,242)     (384,641)
                                                     -----------   -----------

                                                         1997          1996
                                                     -----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Advances to shareholders/officers                  $  (145,875)   $   (2,500)
  Payments of notes payable to
    shareholders/officers                                (76,000)      (54,000)
  Net proceeds from issuance of convertible debt       3,623,500          --
  Payments of notes payable                              (59,842)      (86,600)
  Payments on capital lease obligations                  (50,000)      (15,000)
  Net proceeds from issuance of stock and
    stock subscriptions                                1,170,188     6,734,413
                                                     -----------    ----------
    Net cash provided by financing activities          4,461,971     6,576,313
                                                     -----------    ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (1,453,205)    2,400,294

CASH AND CASH EQUIVALENTS, beginning of period         2,486,313        86,019
                                                     -----------    ----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,033,108    $2,486,313
                                                     -----------    ----------
                                                     -----------    ----------




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-

  Cash paid during fiscal 1997 and 1996 for:
    Interest                                         $       506    $   38,716
    Income taxes                                     $     1,600    $    1,600
                                                     -----------    ----------
                                                     -----------    ----------




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Conversion of debt to Common Stock                 $ 4,100,000    $      --
                                                     -----------    ----------
                                                     -----------    ----------
  Capital lease obligation incurred in connection
    with lease purchase option on mining property    $    82,773    $  264,960
                                                     -----------    ----------
                                                     -----------    ----------
  Stock issued for the extinguishment of debt         $      --      $  447,500
                                                     -----------    ----------
                                                     -----------    ----------

  Property and equipment acquired with notes payable $   538,078    $     --
                                                     -----------    ----------
                                                     -----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1997




1.  ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

    a.   ORGANIZATION AND LINE OF BUSINESS

    American Technologies Group, Inc. (the Company or ATG), a Nevada Corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. ATG also is involved in research and development, through research or acquisition of proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

    In 1994, ATG acquired 100 percent of the common stock of Final Frontier Publishing, Inc. (Final Frontier-now ATG Media, Inc.), a Minnesota corporation. Final Frontier develops and markets space and technology related publications, books and merchandise for the space professional, space enthusiast and educational markets. Final Frontier's principal publication is Final FrontierTM Magazine which was first published in 1986.

    In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation (New Concept Mining). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, the Company has decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and publishing businesses (see Note 6).

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

    The Company plans to raise additional working capital through private offerings (see Note 11), as well as to attain listing on a national exchange. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. Management believes that funds on hand and raised in placements subsequent to year end will be sufficient to fund its operating needs through at least July 31, 1998.

    c.   CONCENTRATION RISK

    During fiscal 1997, the Company had one customer that represents 74 percent of total revenues. Subsequent to fiscal 1997, the Company discontinued sales to this customer and expects to replace this customer with other customers during fiscal 1998. Failure to secure other customers would have a material adverse affect on the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ATG, and its wholly owned subsidiaries, Final Frontier and New Concept Mining. All material intercompany profits, transactions and balances have been eliminated in consolidation.

    b.   CASH AND CASH EQUIVALENTS

    Included in cash and cash equivalents are time certificate of deposits at July 31, 1997 and 1996, of approximately $1,021,000 and $2,051,000, respectively.

    c.   INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased product and supplies.

    d.   NON-MONETARY EXCHANGES

    Accounting for the transfer or distribution of non-monetary assets or liabilities is based on the fair value of the assets or liabilities received or surrendered, whichever is more clearly evident. Where the fair value of the non-monetary asset received or surrendered cannot be determined with reasonable accuracy, the recorded book value of the non-monetary assets are used.

    e.   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Mining buildings are depreciated over 10 years and equipment over lives from 3 to 7 years. Equipment used for research activities are capitalized only if they have alternative uses within the Company. No depreciation or amortization was recognized for mining buildings or equipment as the buildings and equipment have not yet been placed in service.

    Ordinary repairs and maintenance costs are charged to current operations, while improvements and betterments which prolong the useful life of the asset are capitalized and depreciated over their estimated useful lives.

    Summary of property, equipment and mineral properties for fiscal year 1997 and 1996 are as follows:

                                             1997                1996

         Corporate:
           Land                           $  500,000          $     --
           Property and equipment          1,204,847             511,748
                                          ----------          ----------
                                           1,704,847             511,748

         Mining:
           Mineral exploration and
             development properties        3,057,677           2,976,647
           Buildings, machinery
             and equipment                 2,925,328           2,493,441
                                          ----------          ----------
                                           5,983,005           5,470,088
         Total property equipment         ----------          ----------
           and mineral properties         $7,687,852          $5,981,836
                                          ----------          ----------
                                          ----------          ----------

    f.   REVENUE RECOGNITION

    The Company recognizes revenue for its technology products upon shipment of goods.

    Sales of subscriptions to magazines are recorded as unearned revenue at the time the order is received. Proportionate shares of the unearned revenue are recognized as revenue when subscriptions are fulfilled.

    g.   RESEARCH AND DEVELOPMENT ACTIVITIES

    All costs of new technology acquisition and research and development are charged to operations as incurred.

    h.   PATENTS AND TRADEMARK

    Patent and trademark costs included in other assets, consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight line basis over 7 years.


    i.   CONTINUING DEVELOPMENT AND INITIAL MARKETING COSTS FOR NEW PRODUCTS

    All costs of continuing development of new products for commercial applications and the initial marketing costs are charged to operations as incurred. Adaptations of existing technologies into new products is capitalized as incurred and amortized over a five year period. Periodic review is made of the economic value of such costs and adjustments are made as needed where the value is reduced.

    j.   STATEMENTS OF CASH FLOWS

    The Company prepares its Statements of Cash Flows using the indirect method as defined under Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows."

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

    k.   NET LOSS PER SHARE

    Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year. Common share equivalents are not considered as they would be anti-dilutive.

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

    m.   GOODWILL

    Goodwill includes distribution rights, contracts, subscription and advertising lists and other intangibles acquired in connection with the acquisition of Final Frontier (Note 1). These costs were being amortized over their estimated useful lives of six years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable.

    Due to cash flow difficulties encountered by ATG in fiscal 1995 and disputes with the printer of the magazine and fulfillment house, one issue of the magazine was not printed in fiscal year 1995 and two issues were not printed in fiscal 1996. Also, customer subscription renewals were not pursued on a timely basis. This resulted in the loss of approximately 20 percent of the acquired subscription and advertising base. Therefore, in fiscal 1995, amortization expense included an additional charge of $670,000 to write off 20 percent of the unamortized goodwill in recognition of the loss of these acquired assets. During 1997, the Company recognized an additional impairment of $792,723 in the carrying value of goodwill due to current and projected undiscounted cash flows of ATG Media being insufficient to recover the carrying value at July 31, 1997.

    n.   LONG-LIVED ASSETS, INCLUDING INTANGIBLE ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," the Company reviews, as circumstances dictate, the carrying amount of its intangible assets and other facilities. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining intangibles and comparing respective carrying amounts versus revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

    Management believes that no impairment of the carrying value of long-lived assets, including mining and intangible assets, other than mentioned above, has occurred. However, there can be no assurance that needs for existing products will continue unchanged and product development programs will be successful.

    o.   RECLASSIFICATIONS

    Certain amounts in the July 31,1996 consolidated financial statements have been reclassified to conform to current year presentation.

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

    q.   NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

    SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" is effective for fiscal years ending after December 15, 1997. The Company will adopt the new standards in the fiscal year ending July 31, 1998. The effects of these new standards have not yet been determined.

    SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standards in the fiscal year ending July 31, 1999. The effects of these new standards have not yet been determined.

3.  DEBT

Notes payable are summarized as follows as of July 31, 1997 and 1996:

                                                      1997           1996
                                                   ----------     ----------
    Anthony Selig                                  $  555,000     $  555,000
    North Tem, net of imputed interest
      of $84,828 and $95,744 at
      July 31, 1997 and 1996, respectively            115,172        104,256
    Crown, net of imputed interest
      of $58,049 and $93,496 at
      July 31, 1997 and 1996, respectively            331,951        346,504
    Note payable due in 83 monthly payments
      of principal and interest at prime
      (8.5 percent at July 31, 1997) plus
      1.75 percent, with a balloon payment
      of approximately $415,000 due July 1,
      2004, secured by property.                      481,250           --
    Other                                              46,985           --
                                                   ----------     ----------
                                                    1,530,358      1,005,760
    Current portion                                   585,342        165,740
                                                   ----------     ----------
                                                   $  945,016     $  840,020
                                                   ----------     ----------
                                                   ----------     ----------

Maturities of notes payable at July 31, 1997, are as follows:

    1998                                                   $  585,342
    1999                                                      462,993
    2000                                                       26,642
    2001                                                       11,200
    2002                                                       12,403
    Thereafter                                                431,778
                                                           ----------
                                                           $1,530,358
                                                           ----------
                                                           ----------

In November 1995, with respect to certain rental property purchased in 1991, the Company entered into an agreement with a thrift and loan to issue a deed in lieu of foreclosure and to discharge the related note payable. In accordance with the agreement, the property was transferred to the lender and the parties agreed to settle, dismiss, covenant not to sue and to release one another in full with respect to certain claims and obligations. In addition, the lender received 130,000 shares of ATG common stock. In 1995, the Company incurred a loss of approximately $1,000,000 by transferring the property offset by an extraordinary gain of approximately $540,000 realized by satisfaction of the outstanding note payable and related issuance of stock. The resulting net loss of approximately $460,000 was recorded in the consolidated statement of operations in fiscal 1995. In 1996, the Company recognized the above extraordinary gain on the extinguishment of debt and a corresponding operating loss on the transfer of the property to the lender.

The following notes were assumed in the New Concept Mining acquisition:

    ANTHONY SELIG

    Notes payable of $125,000 and $600,000 were issued to Anthony Selig which are secured by a first deed of trust on the property and equipment sold by Mr. Selig. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996, and was recorded at its discounted present value of $486,773 with principal payments of $120,000 due each year on June 14, 1996, through June 14, 2000. During 1997, the above notes were amended and the outstanding principal amounts are due on or before July 31, 1998. In addition, a $44,000 (recorded at its discounted present value of $27,000) non-interest bearing note was issued to Dixie Exploration Corp. (Dixie-A company owned by Anthony Selig).

    In fiscal 1996, the Company repaid the Dixie note in full and reduced the principal amount of notes payable to Anthony Selig by $126,894 and interest of $33,800 by a cash payment of $6,000 and issuing 76,750 shares of ATG Common Stock valued at approximately $2.40 per share (estimated market value at date of settlement).

    In addition, in connection with a consulting agreement with Dixie, the Company issued 20,000 and 13,250 shares of common stock (valued at $1.80 and $2.00 per share) for 1997 and 1996 respectively, as full satisfaction for consultation services rendered in connection with mining operations. Included in mining expenses in the consolidated statement of operations is $36,000 and $26,500 related to the issuance of these shares for fiscal 1997 and 1996, respectively.

    NORTH TEM

    The note payable requires payments of $20,000 on October 5, 1998, $5,000 each quarter beginning January 5, 2000, through July 5, 2005, and the remaining balance of $65,000 on October 5, 2005. In addition, North Tempiute Mining and Development Corporation (North Tem) is entitled to receive a 2.5 percent net smelter royalty on all mining output from the property.

    CROWN

    The non-interest bearing note payable to Crown Resources Corporation (Crown) requires the Company to make payments to Crown of $50,000 on each succeeding anniversary date until May 2, 1999, when the remaining unpaid balance of $340,000 is due.

    There is no stated interest rate for the notes payable to North Tem, and Crown. These notes are recorded at their net present values at a discount of 10.6 percent.

4.  CONVERTIBLE DEBENTURES

    In September 1996, the Company issued $700,000 of 8 percent Convertible Debentures (8 percent Debentures), maturing September 30, 1998, with a conversion price equal to 80 percent of the average closing bid price for the five trading days prior to conversion of the common stock. The

    8 percent Debentures plus accrued and imputed interest were converted into 424,496 shares of common stock. Imputed interest of $187,550 was recorded as interest expense in connection with the 20 percent discount from market.

    In November, 1996, the Company issued $1,400,000 of 7 percent Convertible Debentures (7 percent Debentures), maturing November 1, 1999, with a conversion price equal to 70 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The
    7 percent Debentures plus accrued and imputed interest were converted into 1,046,967 shares of common stock. Imputed interest of $618,796 was recorded as interest expense in connection with the 30 percent discount from market.

    In March, 1997, the Company issued $2,000,000 of 7.5 percent Convertible Debentures (7.5 percent Debentures) maturing March 1, 2000 with a conversion price equal to the lower of 120 percent of market price on the closing or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The 7.5 percent Debentures plus accrued and imputed interest were converted into 701,659 shares of common stock. Imputed interest of $678,042 was recorded as an interest expense in connection with the 25 percent discount from market.

    In addition the Company recognized interest expense of approximately $665,000 related to options granted to non-employees in connection with the convertible debentures. The options are recorded at their fair market value in accordance with SFAS 123.

5.  CAPITAL STOCK

    a.   COMMON STOCK

    The Company issued 213,001 and 435,574 shares of common stock for services rendered valued at $478,353 and $1,005,372 during 1997 and 1996, respectively. All shares issued were valued at the estimated market value at date of issuance.

    b.   PREFERRED STOCK

    ATG authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

    The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock. The Series A Stock receives a ten percent higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 1997, 378,061 shares of Series A Stock were outstanding, no shares having been converted. The outstanding shares were issued under the CAP agreement (Note 9).

    The Company has authorized 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. Of the 224,204 Series
    B Stock subscriptions originally issued in connection with the Final Frontier acquisition, 111,704 shares were converted into 301,141 shares of ATG Common Stock in fiscal year 1995, and 78,750 were converted in fiscal year 1996 into 206,135 shares of Common Stock. In fiscal year
    1996, 28,125 shares were canceled.

    The Company has authorized 2,000 shares of Series C Convertible Preferred Stock. The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, converts to Common Stock at a 30 percent discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. During 1997 all of the outstanding Series C Convertible Preferred Stock was converted into 1,490,702 shares of Common Stock. Accreted dividends of $857,143 was recorded in connection with the 30 percent discount to market.

    c.   STOCK OPTION PLANS

    During fiscal 1994, the Company adopted the 1993, Incentive Stock Option Plan (Incentive Plan) and the 1993, Non-Statutory Stock Option Plan (Non-Statutory Plan) to grant options to purchase up to a maximum of ten percent of the total outstanding Common Stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent stockholder (as defined in the Incentive Stock Option Plan), shall be at least one hundred ten percent of the fair market value of Common Stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

Transactions involving the plans are summarized as follows:

                                                 Weighted
                                                 Average
                                                 Exercise
                                       Number      Price     Exercise Price
                                     of Shares   Per Share     Per Shares
                                     ---------   ---------   --------------
Outstanding at July 31, 1995         1,085,000      $3.06    $3.00 - $3.30
    Granted                            641,500      $3.75    $1.50 - $9.50
    Exercised                           29,250      $3.00            $3.00
    Canceled                           283,250      $4.60    $1.50 - $9.50
                                     ---------   --------    -------------
Outstanding at July 31, 1996         1,414,000      $3.02    $1.50 - $9.50
    Granted                          1,863,000      $2.65    $1.70 - $3.00
    Exercised                               --         --               --
    Canceled                           131,000      $4.01    $1.50 - $6.25
                                     ---------   --------    -------------
Outstanding at July 31, 1997         3,146,000      $2.76    $1.50 - $6.25
                                     ---------   --------    -------------
                                     ---------   --------    -------------

At July 31, 1997 and 1996, 649,375 and 415,875 options, respectively, have vested and have a weighted average exercisable price at July 31, 1997 and 1996 of $2.84 and $3.04 per share, respectively.

Transactions involving options not covered by the plans are summarized as follows:

                                                 Weighted
                                                 Average
                                                 Exercise
                                       Number      Price     Exercise Price
                                     of Shares   Per Share     Per Shares
                                     ---------   ---------   --------------
Outstanding at July 31, 1995           810,000      $2.95    $2.18 - $3.00
    Granted                          3,325,800      $2.83    $0.25 -$10.07
    Exercised                           10,000      $0.25            $0.25
    Canceled                           750,000      $3.00            $3.00
                                     ---------   --------    -------------
Outstanding at July 31, 1996         3,375,800      $2.83    $1.00 -$10.07
    Granted                          1,164,698      $3.01    $1.08 - $4.06
    Exercised                           25,000      $1.33            $1.33
    Canceled                         1,457,600      $2.90    $1.00 -$10.00
                                     ---------   --------    -------------
Outstanding at July 31, 1997         3,057,898      $2.86    $1.33 -$10.07
                                     ---------   --------    -------------
                                     ---------   --------    -------------

As of July 31, 1997 and 1996, 1,642,898 and 328,800, respectively options have vested and have a weighted average exercisable price at July 31, 1997 and 1996 of $3.06 and $3.50 price per share, respectively.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation expense for options issued to employees. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                 1997           1996
                                             ------------    -----------
      Net loss attributable to Common
         stockholders - as reported          $ (9,637,377)   $(5,068,689)
      Net loss attributable to Common
         stockholders - pro forma            $(10,628,216)   $(5,630,089)
      Loss per share - as reported                 $(0.52)        $(0.34)
      Loss per share pro-forma                     $(0.57)        $(0.38)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro-forma compensation expense may not be representative of the cost to be expected in future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

       Expected dividend yield                        0%
       Expected stock price volatility           30-149%
       Risk free interest rate                        6%
       Expected life of option                   1 to 5 years

Total expense charged against operations in fiscal year 1997 for options granted to non-employees (in accordance with SFAS No. 123) was approximately $900,000. The adoption of SFAS No. 123 would not have had a material impact for transactions with non-employees in fiscal year 1996.

d.   STOCK SUBSCRIPTIONS

As of July 31, 1997, the Company had not issued 70,023 shares of Common Stock sold under private placements and for services at prices ranging from $1.50 - $8.00 per share totaling $135,518. During 1997, 178,600 shares valued at $668,230 relating to prior years were issued, 3,983 shares valued at $11,950 were issued for cash and 8,333 shares valued at $20,500 were issued for services.

e.   STOCK WARRANTS

At December 2, 1996, the Company entered into an agreement with a consultant for future services in exchange for 160,000 warrants to purchase 160,000 shares of the Company's Common Stock exercisable at $2.12 per share. The warrants will expire in five years and vest at various times as defined in the agreement. At July 31, 1997, 80,000 warrants have vested. Subsequent to year end the agreement was terminated.

f.   FINAL FRONTIER

In fiscal year 1996 and 1997, due to the lower than expected operating results of Final Frontier, certain previous shareholders of Final Frontier agreed to return certain of the Series B Preferred Stock rights issued to them valued at $225,000 and 27,100 shares of Common

    Stock valued at $81,300, respectively. The Company has reduced goodwill recorded on this transaction and stockholders equity by $225,000 and $81,300 for fiscal 1996 and 1997, respectively, as reflected in the accompanying consolidated financial statements.

6.  MINERAL PROPERTIES

    At July 31, 1997, the mining operations of the Company were in the process of being readied for sale. The Company has made the strategic decision to find parties that would either invest in and operate the mining properties, purchase substantially all of the properties outright or lease and operate the properties. Accordingly, no future significant investments in the properties are presently contemplated by the Company.

    Subsequent to year end, the Company has entered into negotiations with various parties exploring these options although no finalized agreements have been reached. There are no assurances that the Company will enter into any agreements pertaining to its mineral properties or if executed that the terms will be favorable to the Company.

    The mineral properties are summarized as follows as of July 31, 1997 and 1996, which include the amounts allocated to the properties as part of ATG's purchase of New Concept Mining in April, 1995:

                                        1997           1996
                                     ----------     ----------
             Manhattan Project       $2,014,124     $1,933,094
             Tempiute Project         1,043,553      1,043,553
                                     ----------     ----------
                                     $3,057,677     $2,976,647
                                     ----------     ----------
                                     ----------     ----------

    a.   MANHATTAN PROJECT

    On November 2, 1994, New Concept Mining purchased an option to buy mining claims from Crown for $10,000. The claims are located in the Manhattan Mining District, Nye Country, Nevada (Manhattan). New Concept Mining exercised its option in February, 1995, and purchased the property in exchange for a non-interest bearing note of $490,000 (Note 3). In December, 1994, New Concept Mining purchased the Keystone and April Fool Mining claims, Whitecap tailings, and mining and milling equipment in Manhattan from Anthony Selig in exchange for two notes payable totaling $725,000 (Note 3). These combined mining claims include approximately 850 acres in the Manhattan Mining District. New Concept Mining no longer plans to develop this property but instead plans to sell, lease or otherwise dispose of it's investment. Management has reviewed its costs, expected cash flows and ore reserves and expects to recover at least the cost value of the properties. The Company obtained an independent resource evaluation of the property during fiscal 1997 which estimates gold ore reserves at approximately 1,012,000 ounces (238,000 ounces proven-probable and 774,000 ounces possible). During 1996, New Concept Mining entered into a lease purchase agreement for the purchase of property for mining purposes in the Manhattan area. The corresponding lease payments are included in capital lease obligation at its discounted net present value of $325,655.

    b.   TEMPIUTE PROJECT

    On October 5, 1994, New Concept Mining purchased mining claims from North Tem for a non-interest bearing note of $200,000 (Note 3). In addition, North Tem is entitled to a 2.5 percent net smelter royalty (as defined). These claims are located in the Tempiute Mining District, Lincoln County, Nevada. In the December, 1994 transaction with Mr. Selig, discussed above, New Concept Mining also received equipment and a mill for the Tempiute site. On March 8, 1995, New Concept Mining purchased mining claims and mill sites from Teledyne. The Teledyne claims are adjacent to the North Tem claims. These combined mining claims include approximately 600 acres in the Tempiute Mining District. New Concept Mining no longer plans to develop this property but plans to sell, lease or otherwise dispose of it's investment. As of July 31, 1997, the Company has not entered into any agreements to sell or otherwise dispose of its investment. Management has reviewed its costs, expected cash flows and ore reserve and expects to recover at least cost value of the property. New Concept Mining has obtained a preliminary independent resource evaluation of the property which estimates tungsten ore reserves at approximately 1,617,292 units. This amount has not been segregated between reserve categories (proven, probable and possible) and is prior to applying any necessary discount factors.

7.  RELATED PARTY TRANSACTIONS

During 1997, the Company issued Mr. Robert W. Carroll (a shareholder) 33,000 shares at $3.03 per share for consulting services. The Company paid Mr. William Carroll $30,000 in consulting fees in fiscal 1996.

During fiscal 1997 and 1996, the Company incurred expenses to related parties and shareholders principally for consulting fees of approximately $992,000 and $737,000, respectively.

8.  INCOME TAXES

A Federal benefit for income taxes of $597,000 and $261,000 were recorded in fiscal year 1997 and 1996, respectively, due to the losses incurred by New Concept Mining subsequent to the New Concept Mining acquisition, which can be offset against the mineral properties basis differences established in connection with the New Concept Mining acquisition.

Net temporary differences of the consolidated group at July 31, 1997 and 1996, consisted of the following:

                                                    1997              1996
                                                 -----------      -----------
  Deferred tax assets:
    Net operating loss carry-forward             $ 7,304,000      $ 5,543,000
    Short term deferred tax assets                   232,000           30,000
    Long term deferred tax assets                  1,588,000          608,000
    Valuation allowances                          (8,266,000)      (5,920,000)
                                                 -----------      -----------
                                                     858,000          261,000
                                                 -----------      -----------
  Deferred tax liabilities:
    Buildings and equipment basis differences       (587,000)        (587,000)
    Mineral properties basis differences            (760,224)        (760,224)
                                                 -----------      -----------
                                                  (1,347,224)      (1,347,224)
                                                 -----------      -----------
  Net deferred tax liability                     $  (489,224)     $(1,086,224)
                                                 -----------      -----------
                                                 -----------      -----------

As of July 31, 1997, the Company had approximately $6,746,000 of Federal net operating loss carryforwards, which will expire in fiscal years ending 2006 to 2012. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of research and development technology purchases acquired through the issuance of stock. Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company has recorded valuation allowances against the realization of its deferred tax assets as there is no assurance that the net operating losses will be utilized to reduce the amount of future taxes due, if any. Deferred tax liabilities relate principally to the differences in basis for financial reporting purposes and tax purposes of mining property and equipment and mineral rights acquired in connection with the New Concept Mining acquisition.

A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carry forwards which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change that are claimed within the five year period after such ownership change may also be limited. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use certain tax attributes could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1997, could have a material adverse impact on the Company's consolidated financial position or results of operations.

9.  COMMITMENTS AND CONTINGENCIES

    a.   EMPLOYMENT AGREEMENTS

    The Company has employment agreements with several principal officers and employees. The agreements call for minimum salary levels as well as, in some cases, bonuses, royalties and commissions.

    Maximum payments (excluding potential bonuses, royalties and commissions) under all employment agreements for fiscal 1998 is approximately $526,000.

    b.   CAPITAL LEASES

    The Company leases certain mining properties which qualifies as a capital lease (Note 6). Minimum lease payments under the terms of the lease agreement are as follows:

          Year Ending July 31,
          1998                                  50,000
          1999                                  50,000
          2000                                  50,000
          2001                                  50,000
          2002                                 235,000
                                              --------
                                               435,000
          Less: amounts representing
            interest                          (109,345)
                                              --------
          Current portion                       20,227
                                              --------
                                              $305,428
                                              --------
                                              --------

    c.   MINING

    The Company is subject to certain payment provisions of the Mining Law of 1872, as amended, in order to maintain its interest in its unpatented mining claims. These provisions include an annual holding fee of $100 per unpatented claim which must be paid for each year before September 1.

    The Company has assumed annual lease payments of $20,000 related to the mining claims purchased from Crown. The agreement may be renewed each year with the payment of the annual lease amount. These payments reduce amounts due under the Crown note payable. In addition, in connection with the acquisition of the Crown mining claims, the Company is obligated to pay production royalties on certain claims of three to five percent (as defined) for all ores and minerals mined and sold. Lease payments made from inception of these leases and advance royalties paid may be used to offset royalties due, if any. As of July 31, 1997, approximately $380,000 of lease payments and advance royalties have been made which may be used to offset any future royalties.

    d.   BASER AGREEMENTS

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

    During fiscal 1997, the Company completed payments of $150,000 in the aggregate, to Dr. Lo (an officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG's net profits, if any, from the exploitation of Basers through July 21, 1999, and issuance of the Series A Preferred Stock discussed above. The acquired option expires one year after evidence of unencumbered title to the Baser Technology is provided to the Company.

    e.   CAP AGREEMENT

    On November 1, 1992, the Company acquired from four investors the patented technology for a method of disbursing an airborne combustion enhancer into an engine for $200,000 (Clean Air Pac or CAP) and a fee of five percent of the wholesale sales price of the CAP system. Additionally, the agreement called for the potential issuance of Series A Preferred Stock based upon the achievement of certain revenue levels. During fiscal 1994 and 1995, the Company issued 160,000 and 218,061 shares of Series A Preferred Stock, respectively, under this agreement. In fiscal 1996, an inventor's rights were acquired in exchange for an option to acquire 400,000 shares of Common Stock.

    Subsequent to July 31, 1997, in exchange for 500,000 shares of Common Stock, the Company acquired the remaining rights and now owns all rights to the CAP technology.

10. INDUSTRY SEGMENT INFORMATION

The Company's principal business segments are Technology Products (The Force, Waste Water Treatment), Publishing (Final Frontier) and Mining (New Concept Mining).

Financial information about industry segments as of and for the year ended July 31, 1997 and 1996, is as follows:

                                                      1997            1996
                                                  -----------     -----------
       Operating revenues:
         Technology products                      $ 2,482,921     $   151,603
         Publishing                                   467,449         266,247
         Mining                                       132,846            --
         Rental                                          --            39,792
                                                  -----------     -----------
       Total operating revenues                   $ 3,083,216     $   457,642
                                                  -----------     -----------
                                                  -----------     -----------

       Operating Loss:
         Technology products, including
           research and development               $   257,745     $ 1,300,519
         Publishing                                 1,447,129         650,891
         Mining                                     1,543,702         578,189
         Rental                                          --           (23,406)
         Corporate expenses                         3,983,690       2,600,929
                                                  -----------     -----------
       Net operating loss                         $ 7,232,266     $ 5,107,122
                                                  -----------     -----------
                                                  -----------     -----------

       Identifiable assets
         Technology products                      $ 1,073,456     $   301,766
         Publishing, including goodwill               164,097       1,448,404
         Mining                                     5,904,695       5,520,059
         Corporate and other                        2,420,185       2,450,559
                                                  -----------     -----------
       Total                                      $ 9,562,433     $ 9,720,788
                                                  -----------     -----------
                                                  -----------     -----------

Operating loss is revenues minus operating expenses. Amortization of intangible assets has been included as a publishing expense.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

11.    SUBSEQUENT EVENTS

In October 1997, the Company issued $3,000,000 of 7.5 percent Convertible Debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal is payable in cash or ATG Common Stock at the Company's discretion. Up to one-third of the original principal amount of the Debentures is convertible into Common Stock commencing 45 days after issuance, up to two-thirds of the original principal amount of the Debentures is convertible into Common Stock commencing 75 days after issuance and up to 100 percent of the original principal amount of the Debentures is convertible into Common Stock commencing 105 days after issuance, at the sole option of the holder. The conversion price is equal to the lessor of 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion or the average price on the closing date. The Company anticipates that all of the debentures (including interest) will be converted into ATG Common Stock.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company intends to file a Definitive Proxy Statement (the "Proxy Statement") within 120 days of the completion of the Company's fiscal year ended July 31, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS                                                                                  Sequentially
                                                                                                 Numbered
Exhibit No.   Description                                                                          Page
-----------   -----------                                                                      ------------
3.1           Articles of Incorporation, as amended (1)

3.2           Bylaws (1)

3.3           Amended and Restated Bylaws (5)

3.4           September 3, 1997 Amendments to Bylaws

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

27            Financial Data Schedule

---------------------------

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

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.

(4) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on April 29, 1995.

(5) Previously filed as an exhibit to the Company's Form 10-KSB Annual Reportg filed with the Commission on February 16, 1996.

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                        By: /s/ John Collins
                           -------------------
                            John Collins
                            Chairman of the Board and
                            Chief Executive Officer

                        Date: November 13, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ John Collins
     -------------------
     John Collins
     Chairman of the Board, Chief
     Executive Officer and Treasurer

     Date: November 13, 1997

     /s/ Hugo Pomrehn
     -------------------
     Hugo Pomrehn
     Vice Chairman of the Board

     Date: November 13, 1997

     /s/ Lawrence J. Brady
     -------------------                                -------------------
     Lawrence J. Brady                                  Alfred Kingon
     Director and President                             Director

     Date: November 13, 1997

     /s/ David Gann
     -------------------                                -------------------
     David Gann                                         William Odom
     Director and                                       Director
     Director of Marketing

     Date: November 13, 1997

     /s/ Shui-Yin Lo
     -------------------                                -------------------
     Shui-Yin Lo                                        Terry Wachsner
     Director and                                       Director
     Director of Research

     Date: November 13, 1997


                                    EXHIBIT INDEX

                                                                                                  SEQUENTIALLY
                                                                                                    NUMBERED
EXHIBIT NO.   DESCRIPTION                                                                             PAGE
-----------   -----------                                                                         ------------
3.1           Articles of Incorporation, as amended (1)

3.2           Bylaws (1)

3.3           Amended and Restated Bylaws (5)

3.4           September 3, 1997 Amendments to Bylaws

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

10.7          Research Agreement dated April 25, 1994 by and between American
              Technologies Group, Inc. and California Institute of Technology (2)

10.8          Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (3)

10.9          Distribution Agreement between Greencool Technology, Inc. and the
              Company entered into as of September 6, 1995. (5)

10.10 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (5)


                                                                                                  SEQUENTIALLY
                                                                                                    NUMBERED
EXHIBIT NO.   DESCRIPTION                                                                             PAGE
-----------   -----------                                                                         ------------
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

27            Financial Data Schedule

------------------------------

(1) Previously filed as an exhibit to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission (the "Commission") on January 24, 1994 (the "Registration Statement").

(2) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the Commission on June 17, 1994.

(3) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(4) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on April 29, 1995.