Form 10KSB/A
period 1997-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-11-28
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of July 31, 1997 are listed below, together with brief accounts of their business experience and certain other information.

                                                              Year First
                                       Present                  Elected
Name                 Age         Office or Position            Director
----                 ---         ------------------            --------

John Collins         46       Chairman of the Board of           1991
                             Directors, Chief Executive
                                Officer and Treasurer

Hugo Pomrehn         59        Director, Vice Chairman           1995
                              of the Board of Directors

Lawrence J. Brady    58             Director and                 1997
                                      President

Shui-Yin Lo          56         Director of Research             1993
                                   and Development
                                   and a Director

David Gann           48         Director of Marketing            1993
                                   and a Director

Harold Rapp          51        Chief Operating Officer            ---


JOHN COLLINS: has been Chief Executive Officer, Treasurer, and Director of the Company since July, 1991, and also served as President from that date until June, 1993. From 1983 until July, 1991, Mr. Collins operated New Image Public Relations, which he co-founded. New Image provided financial public relations and consulting services to emerging public companies, as well as other services. Mr. Collins has resigned from all positions with the Company effective as of December 1, 1997, however he will continue to provide certain services to the Company as a consultant.

HUGO POMREHN: after serving as President from April, 1995 to March, 1997 and Chief Operating Officer from November, 1995 to March, 1997, Mr. Pomrehn served as Vice Chairman since March, 1997. Since November, 1995, he has served as a Director.

Effective December 1, 1997, Mr. Pomrehn has resigned from his position on the Board and will serve as Executive Vice President - Special Projects on a part-time basis.

     From June, 1993, until March, 1995, he was a Senior Vice President at PLG Inc., a risk management consulting firm. In 1992, Mr. Pomrehn served as Under Secretary of Energy. He was the third ranking official at the U.S. Department of Energy, which employs approximately 170,000 federal and contractor personnel and has an annual budget of $20 billion. At the Department of Energy, he was responsible for defense programs, environmental restoration and waste management, as well as nuclear energy development and operation.

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

LAWRENCE J. BRADY: became President and a Director in March, 1997. Effective December 1, 1997, he becomes Chief Executive Officer and Chairman of the Board of Directors. Mr. Brady was a Vice Prsident at Hill & Knowlton Public Affairs Worldwide and Direcctor of International Marketing for Sanders Associates, a Lockheed subsidiary.

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

DAVID GANN: was appointed Vice President of the Company in January, 1993, and became President and Director in June, 1993. Upon the hiring of Mr. Pomrehn in April, 1995, Mr. Gann relinquished his position as President and was appointed Director of Marketing. In November, 1995 he became President of ATG Media. He was President of Catalytic Solution Inc. from July, 1990 to October, 1992, at which time it was acquired by the Company. From 1987 to 1990, Mr. Gann worked as a technical consultant to Los Angeles area banks for the disposal of high tech equipment. Mr. Gann received a Bachelor of Science degree in 1972 from Central Missouri State University. He did post-graduate work in Biology in 1975 at the University of Tampa and in physics in 1982 at Central Missouri State University. Mr. Gann has resigned from all positions with the Company effective as of December 1, 1997, however he will continue to provide certain services to the Company as a consultant.

HAROLD RAPP: has been Chief Operating Officer since March, 1997, and effective December 1, 1997 he will serve the Company as Chief Financial Officer/Treasurer. Mr. Rapp was a principal and Executive Vice President of Baltres-Valentio Associates, a larger Arizona vbased consulting engineering firm.

Subsequent to July 31, 1997, Messrs. Kingon, Odom and Wachsner were apponted to fill vacancies on the Board of Directors.

ALFRED KINGON:



WILLIAM ODOM:



TERRY WACHSNER:



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

SECTION 16(b) BENEFICIAL OWNERSHIP COMPLIANCE

Based upon the Company's review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, various officers failed to file certain Form 4s and Form 5s. The details of these failures to file these forms will be provided by amendment to this Form 10K-SB/A.

ADVISORY BOARD:

The Company's Advisory Board consists of renowned scientists or businessmen in technological fields who have agreed to be available for scientific or other consultations when needed. Board members will be compensated at individually determined hourly rates and will be granted options to acquire 2,500 shares of Common Stock at fair market value on the date of grant. Presently, twelve individuals have agreed to serve as Advisors and the Company is discussing appointment to the Advisory Board with additional people. The following is summary background information on the twelve people who have agreed to serve on the Advisory Board. There can be no assurance that these people will actually serve on the Advisory Board for any particular length of time.

JAMES S.I. LO: holds a Ph.D. in clinical biochemistry from the University of Toronto (1975). He is currently a Clinical Assistant Professor, Department of Pathology, Health Sciences Center at Brooklyn, New York State University and is a Clinical Biochemist at Brookdale Hospital and Medical Center, Brooklyn, New York. Dr. S.I. Lo is the brother of Dr. S.Y. Lo, a director of the Company.

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

S.Y. CHENG: holds a Ph.D. in Mathematics from the University of California, Berkeley (1974). Since 1981 he has been a Professor of Mathematics at the University of California, Los Angeles where he was Vice-Chairman of the department from 1988 to 1990. In 1976 he was the Alfred P. Sloan Foundation Fellow and in 1989 he was the J.C. Wong Fellow.

GARY A. WILLIAMS: holds a Ph.D in Physics from the University of Califonria, Berkeley (1974). Since 1984 he has been a Professor of Physics at the University of California, Los Angeles. From 1978 to 1982 he was a Alfred P. Sloan Foundation Fellow.

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

VIJAY K. DHIR:  To be provided by amendment.


W. KEN CURRIE: To be provided by amendment.


MARY LIDSTROM: To be provided by amendment.


REINHARD BRUCH: To be provided by amendment.

ITEM 10.  EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1995, 1996, and 1997

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                             Annual Compensation         Compensation
                                                             -------------------         -------------
                                                                        Other Annual
          Name & Principal Position          Year         Salary        Compensation     Stock Options
          -------------------------          ----         ------        ------------     -------------
John Collins                                 1997        $252,493             0           250,000 (1)
  Chairman of the Board,                                                                   70,000 (2)
  Chief Executive Officer and
  Treasurer                                  1996         189,459             0            97,500 (3)

                                             1995         208,225             0            65,000 (4)

Hugo Pomrehn                                 1997        $120,662             0           250,000 (1)
  Vice Chairman of the Board                                                               50,000 (5)
                                                                                           40,000 (6)

                                             1996         121,666             -            50,000 (7)
                                                                                           40,000 (8)
                                                                                          500,000 (9)

                                             1995          -                  -            40,000 (10)

Shui-Yin Lo                                  1997        $151,576             0           250,000 (1)
  Director of Research &                                                                   45,000 (5)
  Development and a Director
                                             1996         136,625             0            40,000 (7)

                                             1995         120,120             0            60,000 (11)

David Gann                                   1997        $163,714             0           250,000 (1)
  Director of Marketing and a                                                              40,000 (5)
  Director
                                             1996         151,272             0           400,000 (12)
                                                                                           20,000 (7)

                                             1995         139,756             0            40,000 (11)

Jim Nicastro                                 1997        $161,632             0           250,000 (1)
  Vice President                                                                           40,000 (5)

                                             1996         164,497             0           600,000 (13)
                                                                                           24,500 (7)

                                             1995         155,081             0            20,000 (11)

John M. Dab                                  1997        $145,333             0            20,000 (5)
  General Counsel and
  Secretary                                  1996          67,308 (14)        0            90,000 (15)
                                                                                           25,000 (7)

_________________                            1995           (16)              0            55,000 (11)

(Footnotes are on the following page.)

 (Footnotes from prior page.)

(1) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing March, 1997.

(2) The exercise price of these options is $1.87 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1998.

(3) The exercise price of these options is $1.65 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1996.

(4) The exercise price of these options is $3.30 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1995.

(5) The exercise price of these options is $1.70 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1998.

(6) The exercise price of these options is $3.00 per share, One Dollar less than the average of the closing bid and asked prices of the Common Stock over the thirty trading days prior to the date of grant.

(7) The exercise price of these options is $1.50 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1996.

(8) The exercise price of these options is $10.067 per share, One Dollar less than the average of the closing bid and asked prices of the Common Stock over the thirty trading days prior to the date of grant.

(9) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing November, 1995; 250,000 options were voluntarily surrendered in March, 1996.

(10) The exercise price of these options is $2.18 per share, One Dollar less than the average of the closing bid and asked prices of the Common Stock over the thirty trading days prior to the date of grant.

(11) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1995.

(12) The exercise price of these options is $1.50 per share the estimated fair market value on the date of grant. Options for 100,000 shares of Common Stock have vested and the remaining options vest upon the occurrence of certain events relating to sales of The Force-Registered Trademark-.

(13) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant; 500,000 options were voluntarily surrendered in March, 1996.

(14) Does not include $64,250 paid to Mr. Dab during the fiscal year as legal fees prior to his employment by the Company.

(15) The exercise price of these options is $3.00 per share the estimated fair market value on the date of grant. Options for 30,000 shares of Common Stock have vested and 30,000 options vest upon the occurrence of certain events relating to sales of The Force and 30,000 options vest upon listing of the Company's Common Stcok on a stock exchange.

(16)  Represents $______ in legal fees paid to Mr. Dab during the fiscal year.

                            OPTIONS GRANTED IN FISCAL 1997



                                Percent
                                of Total
                   Number of    Options
                   Securities  Granted to
   Name             Underlying  Employees              Expiration Date
   ----              Options   in Fiscal  Exercise     ---------------
                     Granted     1997      Price
                     -------     ----      -----

John Collins          250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

Hugo Pomrehn           40,000     2.1       3.00        April, 2002
                       50,000     2.6       1.70      January, 2006
                      250,000    13.1       3.00        March, 2006

Shui-Yin Lo           250,000    13.1       3.00        March, 2006
                       45,000     2.4       1.70      January, 2006

David Gann            250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

Jim Nicastro          250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

John M. Dab            20,000     1.1       1.70      January, 2006

                            OPTION VALUES AT JULY 31, 1997

              Number of Securities Underlying    Value of in-the-money Options
                 Options at July 31, 1997             at July 31, 1997
                 ------------------------             ----------------
   Name         Exercisable     Unexercisable     Exercisable     Unexercisable
   ----        -----------     -------------     -----------     -------------

John Collins     363,125          444,375        $  436,163        $  548,137

Shui-Yin Lo      346,250          373,750        $  882,338        $  417,833

Hugo Pomrehn     445,000          275,000        $  460,600        $  399,000

David Gann       331,250          643,750        $  656,188        $1,111,563

Jim Nicastro     167,500          335,500        $  241,488        $  355,419

John M. Dab       63,750          126,250        $   78,938        $  181,638

Effective January 1, 1997, the Company entered into one year employment agreements with Messrs. Collins, Gann, Nicastro and Dab and Dr. Lo at annual salaries of $266,466, $172,700, $170,000, $154,000 and $159,880, respectively.
Each of Messrs. Collins, Gann, Pomrehn and Nicastro and Dr. Lo were granted an option to purchase to purchase 250,000 shares of Common Stock at a price of $3.00 per share. The option expires in March, 2006 and vests at the rate of 25% per year commencing as of March 1, 1997.

Effective as of April 1, 1995, the Company entered into a three year employment agreement with Mr. Pomrehn at a base salary of $120,000 per year. In addition, the agreement requires the granting of an option to purchase 40,000 shares of Common Stock as of that date at $2.18 per share and each anniversary thereof during the term of the agreement at $1.00 less than the average of the closing bid and asked prices for the Common Stock over the preceding 30 trading days. Each option will terminate upon the earlier of five years after granting or thirty days after termination of the agreement prior to the expiration its term. Effective as of December 1, 1997, Mr. Pomrehn resigned from all positions with the Company and his employment agreement was amended to provide three day a week service to the Company as Executive Vice President - Special Projects at an annual salary of $72,000.

Each employment agreement provides for early termination by the Company for "cause," which includes final conviction of the employee of a felony involving willful conduct materially detrimental to the Company or the final adjudication of the employee in a civil proceeding for acts or omissions to act involving willful conduct detrimental to the Company, and for "good reason" by the employee, which includes the diminution of employee's title, responsibilities or status, or reduction in pay or benefits. In addition, except for Mr. Pomrehn's employment agreement, each agreement provides for the payment of three months salary if the employee terminates his employment in connection with a Change of Control as defined in the agreement or one year's salary in the event the Company terminates the employee during the period commecing 90 dyas before and ending 180 days after the Change of Control. Change of Control is defined as an event or series of events that would be required to be described as a change in control of the Company in a proxy or information statement distributed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated hereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

Directors of the Company who are employees do not receive compensation for serving as such; non-employee Directors receive $7,500 and an option to purchase 10,000 shares of Common Stock at the fair market value on the day of appointment per year. All Directors hold office until the next annual meeting of the shareholders or until their successors have been duly elected and qualified.
All officers serve at the discretion of the Board of Directors.

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

STOCK OPTION PLANS

The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At November 30, 1997, 1,658,000 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

Incentive Stock Options covering 75,000 shares exercisable at $6.25 per share, 11,000 shares exercisable at $5.00 per share, 140,000 shares exercisable at $3.30 per share, 624,000 shares exercisable at $3.00 per share, 97,500 shares exercisable at $1.65 per share and 233,000 shares exercisable at $1.50 per share and Non-Statutory Stock Options covering 45,000 exercisable at $5.00 per share, 55,000 shares exercisable at $3.00 per share, 20,000 shares exercisable at $1.70 per share and 30,000 shares exercisable at $1.50 per share have been granted and not cancelled or exercised. As of November 30, 1997, Options covering an additional ________ shares may be issued under the Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 1, 1997 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

                             Amount and Nature           Percent
Name and Address        of Beneficial Ownership (1)      of Class
----------------        ---------------------------      --------

John Collins (2)               5,000,000  (3)              22.0

Lawrence J. Brady (2)            143,000  (4)               *

Shui -Yin Lo (2)                 876,033  (5)              x.x

Alfred Kingon (2)                 10,000  (6)               *

Williqam Odom (2)                 10,000  (7)               *

Terry Wachsner (2)                10,000  (8)               *

Harold Rapp (2)                   26,500  (9)               *

All officers and               x,xxx,xxx                   xx.x
directors as a group
(7 persons) (4) (5)
(6) (7) (8) (9) (10)
--------------------
*  Less than 1 percent.

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) The address of each of these persons is c/o American Technologies Group, Inc., 1017 South Mountain Avenue., Monrovia, CA 91016.

(3) This amopunt is an estimate with the exact amountand correct percentage to be filed by amendment to this Form 10k-SB/A Includes xx,xxx shares of Common Stock held of record by Mr. Collins' children under the Uniform Gift to Minors Act, x,xxx shares held of record by Mr. Collins' wife, 190,000 shares issuable upon exercise of Incentive Stock Options and 312,500 shares issuable under other options. Also included are shares of Common Stock held of record by T/S Financial Services for which Mr. Collins holds a proxy but not financial interest.

(4)  Includes 125,000 shares issuable upon exercise of an option.

(5) Includes 151,250 shares issuable upon exercise of Incentive Stock Options held by Dr. Lo and 762,500 shares issuable upon exercise of other options.

(6)  Represents 10,000 shares issuable upon exercise of an option.

(7)  Represents 10,000 shares issuable upon exercise of an option.

(8)  Represents 10,000 shares issuable upon exercise of an option.

(9)  Includes 25,000 shares issuable upon exercise of an option.

(10) Includes _______ shares of Common Stock held of record by an officer's children under the Uniform Gift to Minors Act and 88,750 shares issuable upon exercise of options granted under the Company's Stock Option Plans.

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

Certain officers of the Company are employed pursuant to written employment agreements the principal terms of which are described under "Item 10 Executive Compensation."

In connection with the resignation of John Collins from his positions with the Company, the Company and Mr. Collins entered into a Consulting Agreement with a term expiring July 31, 1998 at a rate of $__________.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN TECHNOLOGIES GROUP, INC.


                        By:/s/ Lawrence J. Brady
                           ---------------------
                             Lawrence J. Brady
                             Chairman of the Board and
                             Chief Executive Officer

                        Date: November 28, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        /s/ Lawrence J. Brady
                        ---------------------
                        Lawrence J. Brady
                        Chairman of the Board and
                        Chief Executive Officer

                        Date: November 28, 1997


                        /s/ Harold Rapp
                        ---------------
                        Harold Rapp
                        Chief Fiancial Officer

                        Date: November 28, 1997

                        /s/ Shui-Yin Lo
                        ---------------
                        Shui-Yin Lo
                        Director and
                        Director of Research

                        Date: December 1, 1997

                        /s/ Terry Wachsner
                        ------------------
                        Terry Wachsner
                        Director

                        Date: November 28, 1997