Form 10QSB
period 1997-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1997-12-22
CIK 878547

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1997


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

                   Issuer's telephone number: (626) 357-5000


     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes __X__  No ____


     As of December 19, 1997, the registrant had 21,274,692 shares of Common Stock outstanding.

                               TABLE OF CONTENTS



                                                                        PAGE
PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

        Consolidated Balance Sheet as of October 31, 1997 and
         July 31, 1997                                                    3

        Consolidated Statement of Operations for the Three Month
         Periods ended October 31, 1997 and October 31, 1996              5

        Consolidated Statement of Cash Flows for the Three Month
         Periods ended October 31, 1997 and October 31, 1996              6

        Notes to Consolidated Financial Statements                        7

ITEM 2  Management's Discussion and Analysis                              9


PART II OTHER INFORMATION


ITEM 2  Changes in Securities                                            11

ITEM 6  Exhibits and Reports on Form 8-K                                 11

        Signatures                                                       12



                          FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "INTENDS", "FUTURE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO RELFECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                     October 31,    July 31,
ASSETS                                                  1997           1997
-------------------------------------------------------------------------------
                                                     (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                             $2,867,051    $1,033,108
 Accounts receivable (net of $134,772 allowance)           61,422       445,230
 Amounts due from officers/shareholders                   148,175       148,375
 Inventory                                                277,355       239,738
                                                        ----------   ----------
    Total current assets                                3,354,003     1,866,451


PROPERTY, EQUIPMENT AND MINERAL PROPERTIES              7,868,588     7,687,852
 Less accumulated depreciation                           (331,103)     (290,388)
                                                        ----------   ----------
   Net property, equipment and mineral properties       7,537,485     7,397,464


OTHER ASSETS
 Technology rights                                      1,200,000           -
 Other assets                                             403,583       298,518
                                                        ----------   ----------
   Total other assets                                   1,603,583       298,518


   TOTAL ASSETS                                       $12,495,071    $9,562,433
                                                       -----------   ----------
                                                       -----------   ----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                     October 31,    July 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1997           1997
-----------------------------------------------------------------------------
                                                    (unaudited)
LIABILITIES
 Accounts payable                                     $  862,784    $  994,620
 Related party payables                                       -         71,410
 Deferred subscription revenue                           165,401       105,043
 Current portion of notes payable and capital leases     613,092       605,569
 Other accrued liabilities                                64,977           -
                                                      -----------   ----------
   Total current liabilities                           1,706,254     1,776,642

 Deferred tax liability                                  489,224       489,224
 Deferred subscription revenue                            51,938       101,260
 Convertible debentures                                3,225,000           -
 Notes payable and capital leases                      1,259,243     1,250,444
                                                       -----------   ----------
                                                       5,025,405     1,840,928

   Total liabilities                                   6,731,659     3,617,570
                                                       -----------   ----------


STOCKHOLDERS' EQUITY
 Series A Preferred - $  .001 par value, 10,000,000          378           378
  authorized, Issued and outstanding 378,061 shares
 Series B Preferred - $.001 par value, 500,000 authorized,     -            -
  None issued and outstanding
 Series C Preferred - $.001 par value, 2,000 authorized      -            -
  None issued and outstanding
 Common Stock: ATG - $.001 par value, 100,000,000          21,253       20,722
  authorized, 20,721,789 issued and outstanding at July 31, 1997 21,253,442 issued and outstanding at October 31, 1997

 Additional paid in capital                            34,849,400   32,904,555
 Stock subscriptions                                      134,794      135,518
 Deficit                                              (29,242,413) (27,116,310)
                                                      -----------   ----------
   Total stockholders equity                            5,763,412    5,944,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,495,071  $ 9,562,433
                                                      -----------   ----------
                                                      -----------   ----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

                                                           Three Months Ended
                                                                October 31,
                                                           -------------------
                                                            1997         1996
------------------------------------------------------------------------------
                                                               (unaudited)
REVENUES
 Publishing                                             $  52,804     $  90,026
 Product Sales                                            467,836        56,830
 Other                                                     55,562        25,739
                                                       -----------    ---------
   Total Revenues                                         576,202       172,595


OPERATING EXPENSES
 Publishing operations                                    155,379        96,976
 Product sales and marketing                              362,184       515,279
 Mining operations                                         95,861       326,601
 Research and development                                 359,115       287,926
 General and administrative                               620,645       651,645
 Amortization of intangible assets                              -       130,000
                                                        ---------     ---------
   Total operating expenses                             1,593,184     2,008,427

INTEREST EXPENSE (INCOME), NET                          1,107,521        58,202

LOSS BEFORE PROVISION FOR INCOME TAXES                  2,124,503     1,894,034

BENEFIT FOR INCOME TAXES                                    1,600           -
                                                        ---------     ---------

NET LOSS                                               $2,126,103    $1,894,034

NET LOSS PER SHARE                                     $     0.10    $     0.12
                                                        ---------     ---------
                                                        ---------     ---------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             20,856,670    16,373,334
                                                       ----------    ----------
                                                       ----------    ----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
                                                           Three Months Ended
                                                                October 31,
                                                           -------------------
                                                            1997         1996
------------------------------------------------------------------------------
                                                               (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
 Net Loss                                            $(2,126,103)   $(1,894,034)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                          40,715        151,565
   Stock issued as consideration for services              4,235        223,100
   Imputed interest expense for notes payable             20,899         34,006
   Imputed interest  on convertible debt               1,075,000           -
 Changes in assets and liabilities:
   Accounts receivable                                   383,808        (58,227)
   Advances to stockholders/officers                         200        (81,750)
   Inventories                                           (37,617)       (66,405)
   Other current assets                                 (105,065)       (14,695)
   Accounts payable and accrued liabilities             (138,269)       (53,952)
   Deferred subscription revenue                          11,036         (4,495)
                                                       ----------    ----------
     Net cash used in operating activities              (871,161)    (1,764,887)

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                     (180,736)      (143,215)
                                                       ----------    ----------
 Net cash used in investing activities                  (180,736)      (143,215)

CASH FLOW FROM FINANCING ACTIVITIES:
 Payments on notes payable                                (4,577)           -
 Payments on capital lease                                      -       (50,000)
 Payments due stockholder/officer                               -       (18,000)
 Net proceeds from issuance of convertible debenture    2,834,880       563,500
 Net proceeds from issuance of stock and stock
  subscription                                             55,537       365,484
                                                       ----------    ----------
   Net cash provided by financing activities            2,885,840       860,984

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,833,943    (1,047,118)

CASH AND CASH EQUIVALENTS, Beginning of Period          1,033,108     2,486,313
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, End of Period               $2,867,051    $1,439,195
                                                       ----------    ----------
                                                       ----------    ----------



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
 Stock issued for technology rights                    $1,200,000    $      -
                                                      -----------   ----------
                                                      -----------   ----------


The accompanying notes are an integral part of these condensed consolidated balance sheets.

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1997.

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

     b.   SIGNIFICANT BUSINESS RISKS

     Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is dependent upon (1) its ability to obtain sufficient additional capital, (2) generate significant revenues through its existing assets and operating business and (3) overcome significant product development issues.

     The Company plans to raise additional working capital as needed through private offerings, as well as attain listing on a national exchange. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to further develop its business plans or generate positive operating results.

3.   DEBENTURES

     In October 1997, the Company issued $3,225,000 of 7.5 percent Convertible Debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal is payable in cash or ATG Common Stock at the Company's discretion. Up to one-third of the original principal amount of the Debentures is convertible into Common Stock commencing 45 days after issuance, up to two-thirds of the original principal amount of the Debentures is convertible into Common Stock commencing 75 days after issuance and up to 100 percent of the original principal amount of the Debentures is convertible into Common Stock commencing 105 days after issuance, at the sole option of the holder. The conversion price is equal to the lesser of 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion or the average price on the closing date. The Company anticipates that all of the debentures (including interest) will be converted into ATG Common Stock. Therefore, imputed interest of $1,075,000 was recorded as interest expense in connection with the 25 percent discount from market on the $3,225,000 of debentures. Subsequent to October 31, 1997, debentures in the principal amount of $425,000 were converted into 415,558 shares of Common Stock.

4.   TECHNOLOGY RIGHTS

     On August 5, 1997, in exchange for 500,000 shares of Common Stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation (together BWN), to the "clean air pac" which is used by the Company in The Force-Registered Trademark- airborne fuel treatment. Under the 1992 agreement pursuant to which the Company acquired the right to use the clean air pac, the Company was required to pay a 1.25% cash royalty plus up to one million shares of Series A Convertible Preferred Stock to BWN based upon sales of The Force.

5.   CAPITAL STOCK

     a.   COMMON STOCK

     During the three months ended October 31, 1997, the Company issued 120 shares of Common Stock for services rendered valued at $360. All shares issued were valued at estimated market value at date of issuance.

     b.   STOCK SUBSCRIPTIONS

     During the three months ended October 31, 1997, the Company issued 1,533 shares of Common Stock valued at $4,600 which were included within stock subscriptions as of July 31, 1997. As of October 31, 1997, the Company had not issued (i) 32,783, shares of Common Stock owed for services rendered prior to October 31, 1997, valued at $68,924 and (ii) 36,957 shares of Common Stock sold under private placements during fiscal 1997 for an aggregate of $65,870 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

6.   SUBSEQUENT EVENT

     In November, 1997, New Concept Mining Inc., a wholly-owned subsidiary of the Company, entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. (Royal Gold) pursuant to which Royal Gold is granted an option to purchase three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for $3,475,000 prior to November 20, 2001. Subject to the exercise of the option, Royal Gold has an exclusive mining lease for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, Royal Gold will assume landowner payments totaling $875,000 over a four year period ($50,000 of which has already been paid to a landowner by Royal Gold) and incur a minimum of $250,000 yearly for exploration and development costs on the property. Furthermore, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total assets increased by $2,932,700 from $9,562,400 to $12,495,100 at July 31, 1997 and October 31, 1997, respectively. This increase was the net result of an increase in current assets of $1,487,600, primarily consisting of a cash increase of $1,833,900 partially offset by a decrease in receivables of $383,800 and an increase of Other Assets of $2,932,600 primarily consisting of newly acquired technology rights ($1,200,000).

Total liabilities increased by $3,114,100 from $3,617,600 to $6,731,700 at July 31, 1997 and October 31, 1997, respectively. This increase was principally the result of the sales of $3,225,000 in debt instruments.

The Company's consolidated revenue increased by $403,600 from $172,600 to $576,200 for the quarters ended October 31, 1996 and 1997, respectively.
This increase in revenue was primarily attributable to an increase in product sales of $411,000 consisting principally of The Force.

Operating expenses decreased by $415,200 from $2,008,400 to $1,593,200 for the quarters ended October 31, 1996 and 1997, respectively. This decrease in operating expenses was primarily attributable to decreases of expenses for product sales and marketing ($153,100), mining operations ($230,700) and amortization of intangible assets ($130,000). Net interest expense increased by $1,049,300, primarily related to the increase in debt instruments.

ATG's consolidated loss increased $232,100 from $1,894,000 to $2,126,100 for the quarters ended October 31, 1996 and 1997, respectively. This increased loss was the result of increased non-cash interest expense related to the discount from the market value of the Common Stock issuable upon conversion of all of the debt instruments. Without this non-cash interest expense, the consolidated loss decreased $842,900 from $1,894,000 to $1,051,100 for the quarters ended October 31, 1996 and 1997, respectively.

Loss from New Concept Mining Inc. (New Concept) decreased $314,400 from $427,900 to $113,500 for the quarters ended October 31, 1996 and 1997, respectively. This decrease is the result of suspension of mining and milling activities at New Concept gold properties in the Manhattan mining district. It is anticipated the future expenses related to operation of New Concept will be significantly less than prior periods due to the suspension of mining activities and the agreement with Royal Gold (see financial statement note 6, Subsequent Event).

The primary source of working capital during the three months ended October 31, 1997 was the issuance of $3,225,000 of 7.5 percent Convertible Debentures for net proceeds of $2,834,900. In the comparable period in 1996, the primary source of working capital was the sale of $700,000 of 8 percent Convertible Debentures for net proceeds of $563,000 and net proceeds from the sale of stock and stock subscriptions of $365,500. The Company anticipates that it will be able to continue its operations at the current level for the remainder of the fiscal year without the sale of additional securities or generating significant revenues from existing operations, however, there can be no assurance to this effect.

                                    PART II

                               OTHER INFORMATION


ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) During the three months ended October 31, 1997, an aggregate of one thousand, three hundred seventy (1,370) shares of Common Stock were issued to two individuals in consideration of services rendered valued at Four Thousand, Two Hundred Thirty-Five Dollars ($4,235). In addition, five hundred thousand (500,000) shares of Common Stock were issued to one corporation in connection with the acquisition of certain technology valued at One Million, Two Hundred Thousand Dollars ($1,200,000). These transactions are claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as transactions not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     4.5    Form of 7.5% Convertible Debenture

(b)  REPORTS ON FORM 8-K.

     The Company filed one Report on Form 8-K dated October 16, 1997 reporting under Item 9.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN TECHNOLOGIES GROUP, INC.


                                    By: /s/ Lawrence J. Brady
                                       ----------------------
                                            Lawrence J. Brady
                                            Chairman of the Board and
                                            Chief Executive Officer

                                    Date:  December 22, 1997


                                    By: /s/ Harold Rapp
                                       ----------------------
                                            Harold Rapp
                                            Chief Financial Officer

                                    Date: December 22, 1997