Form 10KSB/A
period 1997-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-01-23
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB/A


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The registrant's revenues for its most recent fiscal year were $3,083,216. As of October 31, 1997, the registrant had 21,253,442 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $53,297,880 computed by reference to the average closing bid and asked prices on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The Directors and Executive Officers of the Company as of July 31, 1997 are listed below, together with brief accounts of their business experience and certain other information. Subsequent to July 31, 1997, Messrs. Kingon, Odom and Wachsner were appointed to fill vacancies on the Board of Directors.

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


JOHN COLLINS: has been Chief Executive Officer, Treasurer, and Director of the Company since July, 1991, and also served as President from that date until June, 1993. From 1983 until July, 1991, Mr. Collins operated New Image Public Relations, which he co-founded. New Image provided financial public relations and consulting services to emerging public companies, as well as other services. Mr. Collins has resigned from all positions with the Company effective December 1, 1997, however he will continue to provide certain services to the Company as a consultant.


HUGO POMREHN: after serving as President from April, 1995 to March, 1997 and Chief Operating Officer from November, 1995 to March, 1997, Mr. Pomrehn served as Vice Chairman since March, 1997. Since November, 1995, he has served as a Director.

Effective December 1, 1997, Mr. Pomrehn has resigned from his position on the Board and will serve as Executive Vice President - Special Projects on a part-time basis where his sole focus will be on the Baser project.


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


     Prior to his nomination, he was Vice President and Manager of the Los Angeles Office for Bechtel Corporation where he was principally employed since 1967 in positions of increasing responsibility. Mr. Pomrehn's assignments included Assistant Chief Nuclear and Environmental Systems Engineer; Project Engineer on the Arizona Nuclear Power Plant at Palo Verde, Arizona; and Project Manager of the Korean Nuclear Projects. From 1986 to 1988, Mr. Pomrehn was Site Director for the Browns Ferry Nuclear Power Plant operated by the Tennessee Valley Authority. Subsequent to this assignment, he was named Vice President and General Manager of the Bechtel/Kraftwerk Union Alliance providing maintenance, modification and inspection services to U.S. operating nuclear power plants.



LAWRENCE J. BRADY: became President and a Director in March, 1997. In December, 1997, he became Chief Executive Officer and Chairman of the Board. From 1994 until he joined the Company, Mr. Brady was an independent consultant except for a five month period during which he served as president of Chantal Pharmaceutical Corp. From 1991 to 1994 Mr. Brady served as a director and founder of Capitoline International Group, Ltd., a consulting firm. He was a Senior Vice President of Hill & Knowlton Public Affairs Worldwide from 1987 to 1991 and Director of International Marketing for Sanders Associates, a Lockheed subsidiary from 1985 to 1987.

     Mr. Brady served as Assistant Secretary of Commerce for Trade Administration in the Reagan Administration, responsible for administering federal government export and import trade regulation functions, which included high technology export control and enforcement programs, the anti-dumping and countervailing duty laws and the anti-boycott and foreign trade zone programs. He has completed all requirements for a Ph.D. in International Economics and International Affairs except for his dissertation.


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


DAVID GANN: was appointed Vice President of the Company in January, 1993, and became President and Director in June, 1993. Upon the hiring of Mr. Pomrehn in April, 1995, Mr. Gann relinquished his position as President and was appointed Director of Marketing. In November, 1995 he became President of ATG Media. He was President of Catalytic Solutions Inc. from July, 1990 to October, 1992, at which time it was acquired by the Company. From 1987 to 1990, Mr. Gann worked as a technical consultant to Los Angeles area banks for the disposal of high tech equipment. Mr. Gann received a Bachelor of Science degree in 1972 from Central Missouri State University.

Mr. Gann has resigned from all positions with the Company, however he will continue to provide certain services to the Company as a consultant.


HAROLD RAPP: has been Chief Operating Officer since March, 1997, and Chief Financial Officer/Treasurer since December, 1997. Mr. Rapp was formerly a principal and Executive Vice President of Baltres-Valentio Associates, a larger Arizona based consulting engineering firm, whose clients included Intel, Signetics, AT&T, Heitman Properties, Motorola, Carborundum and Arizona State University. He is a successful inventor of vacuum distillation and desalination technology who served on ATG's Advisory Board prior to formerly joining the Company in March, 1997.


ALFRED KINGON: has been a principal of Kingon International, an international investment firm since 1989. From 1987 to 1989, he was the United States Ambassador to the European Union. Mr. Kingon previously has served as Assistant to the President and Secretary to the Cabinet, Assistant Secretary of the Treasury for Policy Planning and Communications and Assistant Secretary of Commerce for International Economic Policy.


WILLIAM ODOM: is Director of National Security Studies for the Hudson Institute and an adjunct professor at Yale University. As Director of the National Security Agency from 1985 to 1988 he was responsible for signal intelligence and communications security for the United States. He has many other senior national security positions in the military and the executive branch of the United States government, including in the Carter White House. Mr. Odom also serves as a director of American Science and Engineering, Inc., V-ONE Corporation and Nichols Research Corporation.



TERRY WACHSNER: is President of Heitman Management, one of the largest commercial property management firms in the United States. He has held the position since 1994 and had other positions with the firm since 1982. He is a member of The National Advisory Council of Building Owners and Managers Association International.


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

SECTION 16(b) BENEFICIAL OWNERSHIP COMPLIANCE


Based upon the Company's review of the reports on Form 3, From 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange
Act of 1934, John Collins, David Gann, Jim Nicastro and Hugo Pomrehn failed to timely file one Form 5 as to 1, 2, 1, and 1 transactions, respectively. Additionally, John Collins failed to timely file 2 Form 4s, each as to 1 transaction; Hugo Pomrehn and David Gann each failed to timely file 4 Form
4s, each as to 1 transaction; Shui-Yin Lo failed to timely file 3 Form 4s, each as to 1 transaction; Lawrence J. Brady failed to timely file 1 Form 3;
Jim Nicastro failed to timely file 2 Form 4s each as to 1 transaction; and Bill Foster failed to timely file 4 Form 4s, as to an aggregate of 11 transactions.

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


BENJAMIN BONAVIDA: holds a Ph.D. in Immunochemistry from the University of California, Los Angeles (1968). Since 1983 he has been a Professor, Department of Microbiology and Immunology at the UCLA School of Medicine. Since 1974 he has been a member of the American Association of Cancer Research and since 1973 he has been a member of the American Association of Immunologists, Federation of the American Societies for Experimental Biology. Doctor Bonavida periodically serves on various National Institutes of Health study sections.


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


VIJAY K. DHIR: holds a Ph.D. in Mechanical Engineering from the University of Kentucky, Lexington (1972). Since 1991 he has been a Professor, Mechanical, Aerospace and Nuclear Engineering Department, University of California, Los Angeles. Dr. Dhir has served as a referee of numerous journals and has acted as a consultant to many entities including the Nuclear Regulatory Commission, Rockwell International, General Electric Corporation, Los Alamos National Laboratory and Brookhaven National Laboratory.

WILLIAM (KEN) CURRIE: holds a Ph.D. in Experimental Nuclear Physics from Glasgow University, Scotland (1961). He is well recognized for his contributions in renewable energy programs for Great Britain and the United States. He has been pivotal in developing corporate business and scientific relationships among United States governmental agencies, national laboratories and the World Bank.

MARY LIDSTROM: holds a Ph.D. in Bacteriology from the University of Wisconsin, Madison (1977). Since 1995 she has been a Professor of Microbiology, University of Washington, Seattle, Washington. Previously she was a Professor of Environmental Engineering Science, California Institute of Technology, Pasadena, California. Her awards include the CalTech Award for Excellence, CalTech Teaching Award and the National Science Foundation Award for Women. Dr. Lidstrom has served on numerous editorial boards, most recently for the Journal of Bacteriology and the Annual Reviews of Microbiology.

REINHARD BRUCH: holds a Ph.D. in Physics from the Free University of Berlin, Germany. Since 1991 he has been a Professor of Physics at the University of Nevada, Reno. Dr. Bruch has authored over 160 publications and his recent collaborations include Lawrence Livermore National Laboratory, University of Uppsala, Max-Plank Institute for Quantenoptik, University of Pierre and Marie Currie and Texas A&M University.

ITEM 10.  EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1995, 1996, and 1997

                           SUMMARY COMPENSATION TABLE


                                                                                           Long Term
                                                             Annual Compensation         Compensation
                                                             -------------------         -------------
                                                                        Other Annual
          Name & Principal Position          Year         Salary        Compensation     Stock Options
          -------------------------          ----         ------        ------------     -------------
John Collins                                 1997        $252,493             0           250,000 (1)
  Chairman of the Board,                                                                   70,000 (2)
  Chief Executive Officer and
  Treasurer                                  1996         189,459             0            97,500 (3)

                                             1995         208,225             0            65,000 (4)

Hugo Pomrehn                                 1997        $120,662             0           250,000 (1)
  Vice Chairman of the Board                                                               50,000 (5)
                                                                                           40,000 (6)

                                             1996         121,666             -            50,000 (7)
                                                                                           40,000 (8)
                                                                                          500,000 (9)

                                             1995          -                  -            40,000 (10)

Shui-Yin Lo                                  1997        $151,576             0           250,000 (1)
  Director of Research &                                                                   45,000 (5)
  Development and a Director
                                             1996         136,625             0            40,000 (7)

                                             1995         120,120             0            60,000 (11)

David Gann                                   1997        $163,714             0           250,000 (1)
  Director of Marketing and a                                                              40,000 (5)
  Director
                                             1996         151,272             0            20,000 (7)

                                             1995         139,756             0            40,000 (11)

Jim Nicastro                                 1997        $161,632             0           250,000 (1)
  Vice President                                                                           40,000 (5)

                                             1996         164,497             0           600,000 (12)
                                                                                           24,500 (7)

                                             1995         155,081             0            20,000 (11)

John M. Dab                                  1997        $145,333             0            20,000 (5)
  General Counsel and
  Secretary                                  1996          67,308 (13)        0            90,000 (14)
                                                                                           25,000 (7)

                                             1995          -      (15)        0            55,000 (11)
---------------


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

(12) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant, 500,000 options were voluntarily surrendered in March, 1996.

(13) Does not include $64,250 paid to Mr. Dab during the fiscal year as legal fees prior to his employment by the Company.

(14) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. Options for 30,000 shares of Common Stock have vested and 30,000 options vest upon the occurrence of certain events related to sales of The Force and 30,000 options vest upon listing of the Company's Common Stock on a stock exchange.

(15) Does not include $118,700 in legal fees paid to Mr. Dab during the fiscal year.

                            OPTIONS GRANTED IN FISCAL 1997



                                Percent
                                of Total
                   Number of    Options
                   Securities  Granted to
   Name             Underlying  Employees              Expiration Date
   ----              Options   in Fiscal  Exercise     ---------------
                     Granted     1997      Price
                     -------     ----      -----

John Collins          250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

Hugo Pomrehn           40,000     2.1       3.00        April, 2002
                       50,000     2.6       1.70      January, 2006
                      250,000    13.1       3.00        March, 2006

Shui-Yin Lo           250,000    13.1       3.00        March, 2006
                       45,000     2.4       1.70      January, 2006

David Gann            250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

Jim Nicastro          250,000    13.1       3.00        March, 2006
                       70,000     3.7       1.87      January, 2006

John M. Dab            20,000     1.1       1.70      January, 2006


                            OPTION VALUES AT JULY 31, 1997

              Number of Securities Underlying    Value of in-the-money Options
                 Options at July 31, 1997             at July 31, 1997
                 ------------------------             ----------------
   Name         Exercisable     Unexercisable     Exercisable     Unexercisable
   ----        -----------     -------------     -----------     -------------

John Collins     425,625          381,875         $ 436,163        $  546,137

Shui-Yin Lo      858,750(1)       311,250         $ 882,338        $  417,863

Hugo Pomrehn     445,000          275,000         $ 501,000        $  399,000

David Gann       493,750(2)       581,250         $ 656,168        $1,111,583

Jim Nicastro     230,000          273,000         $ 241,488        $  355,293

John M. Dab       63,750          126,250         $  73,763        $  181,638

-----------------------
(1) Includes 450,000 options grant to Dr. Lo in connection with the sale to the Company of certain technology rights.

(2) Includes 400,000 options grant to Mr. Gann in connection with the sale to the Company of certain technology rights.



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

Effective as of April 1, 1995, the Company entered into a three year employment agreement with Mr. Pomrehn at a base salary of $120,000 per year. In addition, the agreement requires the granting of an option to purchase 40,000 shares of Common Stock as of that date at $2.18 per share and each anniversary thereof during the term of the agreement at $1.00 less than the average of the closing bid and asked prices for the Common Stock over the preceding 30 trading days. Each option will terminate upon the earlier of five years after granting or thirty days after termination of the agreement prior to the expiration its term. In December, 1997, Mr. Pomrehn's employment agreement was amended to provide three day a week service to the Company as Executive Vice President - Special Projects at an annual salary of $72,000.


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

STOCK OPTION PLANS


The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 31, 1997, 1,658,000 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.


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


Under the Incentive Stock Option Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent (10%) stockholder (as defined in the Incentive Stock Option Plan), shall be at least 110% of the fair market value of Common Stock on the date the option is granted; exercise prices of options granted under the Non-Statutory Stock Option Plan may be less than fair market value. The maximum aggregate number of shares which may be covered by options under the Option Plans is 10% of the total outstanding share of Common Stock.



Incentive Stock Options covering 75,000 shares exercisable at $6.25 per share, 11,000 shares exercisable at $5.00 per share, 140,000 shares exercisable at $3.30 per share, 624,000 shares exercisable at $3.00 per share, 97,500 shares exercisable at $1.65 per share and 233,000 shares exercisable at $1.50 per share and Non-Statutory Stock Options covering 45,000 exercisable at $5.00 per share, 55,000 shares exercisable at $3.00 per share, 20,000 shares exercisable at $1.70 per share and 30,000 shares exercisable at $1.50 per share have been granted and not cancelled or exercised. As of October 31, 1997, Options covering an additional 331,469 shares may be issued under the Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 1, 1997 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:


                             Amount and Nature           Percent
Name and Address        of Beneficial Ownership (1)      of Class
----------------        ---------------------------      --------

John Collins (2)                4,787,545 (3)              22.1

T/S Financial Services Inc.     1,102,564 (4)               5.2
P.O. Box 335
Moorpark, CA 93020

Lawrence J. Brady (2)             143,000 (5)               --

Shui-Yin Lo (2)                   913,750 (6)              4.1

Alfred H. Kingon (2)                  --                    --

William Odom (2)                      --                    --

Terry Wachsner (2)                    --                    --

Harold Rapp (2)                     26,500 (7)              --

Jim Nicastro                       305,275 (8)             1.4

John M. Dab (2)                    103,250 (9)              --

All officers and                 1,491,775                 6.5
directors as a group
(8 persons) (5)(6)(7)(8)(9)
--------------------
*  Less than 1 percent.


(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) The address of each of these persons is c/o American Technologies Group, Inc., 1017 South Mountain Avenue., Monrovia, CA 91016.


(3) Includes 190,000 shares issuable upon exercise of Non-Statutory Stock Options and 312,500 shares issuable under other options. Also included are 1,102,564 shares of Common Stock held of record by T/S Financial Services Inc. for which Mr. Collins holds a proxy but not financial interest.

(4) These shares are subject to a proxy in favor of Mr. Collins.

(5) Includes 125,000 shares issuable upon exercise of an option.

(6) Includes 151,250 shares issuable upon exercise of Incentive Stock Options and 782,500 shares issuable upon exercise of other options.

(7) Includes 25,000 shares issuable upon exercise of an option.

(8) Includes 3,900 shares held by Mr. Nicastro's wife and 126,875 shares issuable upon exercise of Incentive Stock Options and 162,500 shares issuable upon exercise of other options.

(9) Includes 4,500 shares of Common Stock held of record by Mr. Dab's children under the Uniform Gift to Minors Act and 88,750 shares issuable upon exercise of options granted under the Company's Stock Option Plans.

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

In connection with the resignation of John Collins from his positions with the Company, the Company and Mr. Collins entered into a Consulting Agreement with a term expiring July 31, 1998 at a rate of $22,200.

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

                          Date: January 22, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   NAME                        POSITION(S)                        DATE
   ----                        -----------                        ----
/s/ Lawrence J. Brady     Chairman of the Board and           January 22, 1998
---------------------      Chief Executive Officer
Lawrence J. Brady

/s/ Harold Rapp            Chief Financial Officer            January 22, 1998
---------------
Harold Rapp

/s/ Shui-Yin Lo               Director and                    January 22, 1998
---------------           Director of Research
Shui-Yin Lo

/s/ Alfred H. Kingon             Director                     January 22, 1998
--------------------
Alfred H. Kingon

/s/ William Odom                 Director                     January 22, 1998
----------------
William Odom

/s/ Terry Wachsner               Director                     January 22, 1998
------------------
Terry Wachsner