Form 10QSB
period 1998-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-03-17
CIK 878547

\

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB


     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended January 31, 1998


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

     As of March 13, 1998, the registrant had 22,653,368 shares of Common Stock outstanding.

                                  TABLE OF CONTENTS


                                                                             PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

          Consolidated Balance Sheets as of January 31, 1998 and
          July 31, 1997                                                        3

          Consolidated Statements of Operations for the Six and
          Three Month Periods ended January 31, 1998 and 1997                  5

          Consolidated Statements of Cash Flows for the Six Month Periods
          ended January 31, 1998 and 1997                                      6

          Notes to Consolidated Financial Statements                           7

ITEM 2    Management's Discussion and Analysis                                10


PART II   OTHER INFORMATION


ITEM 2    Changes in Securities                                               11

ITEM 6    Exhibits and Reports on Form 8-K                                    11

          Signatures                                                          12


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

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets




                                                                    January 31,     July 31,
ASSETS                                                                 1998           1997
-----------------------------------------------------------------------------------------------
                                                                    (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                        $  1,186,265    $ 1,033,108
   Accounts receivable, net of allowance for doubtful accounts of $97,103 and $134,772 at January 31,1998 and
     July 31, 1997, respectively                                          75,935        445,230
   Amounts due from officers/shareholders                                222,223        148,375
   Inventory                                                             261,709        239,738
                                                                    ------------    -----------
     Total current assets                                              1,746,132      1,866,451
                                                                    ------------    -----------

PROPERTY, EQUIPMENT AND MINERAL PROPERTIES                             8,058,485      7,687,852
   Less accumulated depreciation                                        (354,062)      (290,388)
                                                                    ------------    -----------
     Net property, equipment and mineral properties                    7,704,423      7,397,464
                                                                    ------------    -----------

OTHER ASSETS
   Technology rights, net of accumulated
     amortization of  $200,000 at January 31, 1998                     1,000,000            -
   Other assets                                                          509,515        298,518
                                                                    ------------    -----------
     Total other assets                                                1,509,515        298,518
                                                                    ------------    -----------

   TOTAL ASSETS                                                     $ 10,960,070    $ 9,562,433
                                                                    ------------    -----------
                                                                    ------------    -----------





                The accompanying notes are an integral part of these condensed consolidated balance sheets




American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                      January 31,     July 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1998           1997
-----------------------------------------------------------------------------------------------
                                                                      (unaudited)
LIABILITIES
   Accounts payable                                                   $  525,512     $  739,982
   Related party payables                                                      -         71,410
   Deferred subscription revenue                                         149,205        105,043
   Current portion of notes payable and capital leases                   709,716        605,569
   Other accrued liabilities                                             119,043        254,638
                                                                      ----------     ----------
      Total current liabilities                                        1,503,476      1,776,642
                                                                      ----------     ----------

   Deferred tax liability                                                489,224        489,224
   Deferred subscription revenue                                          47,188        101,260
   Convertible debentures                                              2,725,000              -
   Notes payable and capital leases                                    1,250,444      1,250,444
                                                                      ----------     ----------
                                                                       4,511,856      1,840,928
                                                                      ----------     ----------
      Total liabilities                                                6,015,332      3,617,570
                                                                      ----------     ----------
STOCKHOLDERS' EQUITY
   Series A Preferred - $  .001 par value, 10,000,000 authorized,            378            378
    Issued and outstanding 378,061 shares
   Series B Preferred - $.001 par value, 500,000 authorized,                   -              -
    None issued and outstanding
   Series C Preferred - $.001 par value, 2,000 authorized                      -              -
    None issued and outstanding
   Common Stock: ATG - $.001 par value, 100,000,000 authorized,           21,770         20,722
    20,721,789 issued and outstanding at July 31, 1997
    21,770,035 issued and outstanding at January 31, 1998

   Additional paid in capital                                         35,783,359    32,904,555
   Stock subscriptions                                                   123,569       135,518
   Deficit                                                           (30,984,338)   (27,116,310)
                                                                      ----------     ----------
      Total stockholders equity                                        4,944,738     5,944,863
                                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  10,960,070  $  9,562,433
                                                                      ----------     ----------
                                                                      ----------     ----------

                The accompanying notes are an integral part of these condensed consolidated balance sheets


American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the six months and three months ended January 31, 1998 and 1997 (unaudited)

                                                                          Six Months Ended             Three Months Ended
                                                                             January 31,                   January 31,
                                                                     --------------------------     -------------------------
                                                                         1998           1997           1998          1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)                   (unaudited)
REVENUES
   Publishing                                                        $   119,881    $   164,838     $   67,078   $    74,812
   Product sales                                                         614,884        125,185        147,048        68,355
   Other                                                                 123,326         50,008         67,764        24,269
                                                                     -----------    -----------     ----------   -----------
      Total revenues                                                     858,091        340,031        281,890       167,436

COSTS AND EXPENSES
   Publishing operations                                                 262,962        253,559        107,583       156,583
   Product sales and marketing                                           596,994        720,462        234,810       205,183
   Mining operations                                                     122,969        668,082         27,108       341,481
   Research and development                                              646,421        488,745        287,305       200,819
   General and administrative                                          1,367,792      1,354,272        747,149       702,628
   Amortization of intangible assets                                     200,000        260,000        200,000       130,000
                                                                     -----------    -----------     ----------   -----------
      Total costs and expenses                                         3,197,138      3,745,120      1,603,955     1,736,694

INTEREST EXPENSE (INCOME), NET                                         1,527,381      1,172,979        419,860     1,114,777
                                                                     -----------    -----------     ----------   -----------
LOSS BEFORE PROVISION
   FOR INCOME TAXES                                                   (3,866,428)    (4,578,068)    (1,741,925)   (2,684,035)

PROVISION FOR INCOME TAXES                                                (1,600)             -              -             -
                                                                     -----------    -----------    -----------   -----------
NET LOSS                                                             $(3,868,028)   $(4,578,068)   $(1,741,925)  $(2,684,035)
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------
BASIC AND FULLY DILUTED
          NET LOSS PER SHARE                                         $     (0.18)   $     (0.26)   $     (0.08)  $     (0.15)
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                             21,100,134     17,473,335     21,317,082    18,273,852
                                                                     -----------    -----------    -----------   -----------
                                                                     -----------    -----------    -----------   -----------



                The accompanying notes are an integral part of these condensed consolidated balance sheets


American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                          Six Months Ended
                                                                             January 31,
                                                                    ----------------------------
                                                                         1998          1997
------------------------------------------------------------------------------------------------
                                                                             (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                          $ (3,868,028)   $(4,578,068)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                         282,121        325,684
   Loss due to impairment of equipment                                    10,161              -
   Stock issued as consideration for services                              4,235        128,460
   Imputed interest expense for notes payable                                  -         95,068
   Imputed interest  on convertible debt and financing cost            1,471,771      1,053,715
  Changes in assets and liabilities:
   Accounts receivable                                                   369,295        (54,640)
   Advances to stockholders/officers                                           -        (82,885)
   Inventories                                                           (21,971)       (90,388)
   Other assets                                                         (210,997)           412
   Accounts payable and accrued liabilities                             (421,475)      (115,549)
   Deferred subscription revenue                                          (9,910)       (22,237)
      Net cash used in operating activities                           (2,394,798)    (3,340,428)
                                                                    ------------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (199,241)      (256,502)
                                                                    ------------    -----------
      Net cash used in investing activities                             (199,241)      (256,502)

CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on notes payable and capital lease                           (95,853)       (50,000)
   Amounts due from stockholder/officer                                  (73,848)       (30,000)
   Net proceeds from issuance of convertible debenture                 2,834,880      1,823,500
   Net proceeds from issuance of stock and stock subscription             82,017        323,962
                                                                    ------------    -----------
      Net cash provided by financing activities                        2,747,196      2,067,462

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     153,157     (1,529,468)

CASH AND CASH EQUIVALENTS, Beginning of Period                         1,033,108      2,486,313
                                                                    ------------    -----------
CASH AND CASH EQUIVALENTS, End of Period                            $  1,186,265    $   956,845
                                                                    ------------    -----------
                                                                    ------------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Stock issued for technology rights                               $  1,200,000    $         -
                                                                    ------------    -----------
                                                                    ------------    -----------
   Convertible debenture issued for commission                      $    225,000    $         -
                                                                    ------------    -----------
                                                                    ------------    -----------
   Notes issued for mining properties                               $    200,000    $         -
                                                                    ------------    -----------
                                                                    ------------    -----------
   Conversion of debentures                                         $    500,000    $ 1,400,000
                                                                    ------------    -----------
                                                                    ------------    -----------



                The accompanying notes are an integral part of these condensed consolidated balance sheets

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1997.

2.   ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

     a.   ORGANIZATION AND LINE OF BUSINESS

     American Technologies Group, Inc. (the Company or ATG), a Nevada corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. ATG is also involved in research and development, through research or acquisition of proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

     b.   SIGNIFICANT BUSINESS RISKS

     Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is dependent upon (1) its ability to obtain sufficient additional capital and/or (2) generate significant revenues through its existing assets and operating business.

     The Company is seeking to retain an investment banking firm to assist in the obtaining of additional working capital, if needed. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to further develop its business plans or generate positive operating results.

     c.   LOSS PER SHARE

     Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented.
     However, the impact under the treasury method of dilutive stock options would have been 1,435,793 and 501,314 shares for the six months ended January 31, 1998 and 1997, respectively.

3.   DEBENTURES

     In October 1997, the Company issued $3,225,000 of 7.5 percent Convertible Debentures (Debentures), maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the Common Stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. In December 1997 and January 1998, an aggregate of $500,000 of Debentures plus accrued interest of $6,771 were converted into 495,343 shares of Common Stock.

     Subsequent to January 31, 1998, the Company and the holder of $2,650,000 of Debentures entered into an agreement pursuant to which the $2,650,000 of Debentures was converted into 883,333 shares of Common Stock at a conversion price of $3.00 per share. This negotiated conversion price was significantly higher than the conversion price if the holder converted at the 25% discount to market originally permitted in the Debenture. In connection with that anticipated discount, in accordance with generally accepted accounting principles (GAAP), the Company recorded in its income statement for the three months ended October 31, 1997 the amortization of imputed interest expense of $1,075,000. This imputed interest expense is a non-cash charge. As a result of favorable negotiations regarding the conversion ratio, $2,650,000 of Debentures were not converted at the 25% discount resulting in the Company not incurring $883,333 in imputed interest expense. However, pursuant to GAAP, this imputed interest expense will not be reversed in the Company's financial statements.

4.   TECHNOLOGY RIGHTS

     On August 5, 1997, in exchange for 500,000 shares of Common Stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation (together BWN), to the "clean air pac" which is used by the Company in The Force-Registered Trademark- airborne fuel treatment. Under the 1992 agreement pursuant to which the Company acquired the right to use the clean air pac, the Company was required to pay a 1.25% cash royalty plus up to one million shares of Series A Convertible Preferred Stock to BWN based upon sales of The Force. The technology rights are amortized based on the straight line basis over a period of three years.

5.   CAPITAL STOCK

     a.   COMMON STOCK

     During the three months ended October 31, 1997, the Company issued 120 shares of Common Stock for services rendered, valued at estimated market value at the date of issuance of $360 and 30,000 shares of Common Stock upon exercise of stock options and payment of $63,600.

     During the three months ended January 31, 1998, the Company issued 1,250 shares of Common Stock for services rendered, valued at estimated market value at the date of issuance of $3,875 and 20,000 shares of Common Stock upon exercise of stock options and payment of $26,600.

     In December 1997 and January 1998, an aggregate of $500,000 of Debentures plus accrued interest of $6,771 were converted into 495,343 shares of Common Stock.

     Subsequent to January 31, 1998, the Company and the holder of $2,650,000 of Debentures entered into an agreement pursuant to which the $2,650,000 of Debentures was converted into 883,333 shares of Common Stock at a conversion price of $3.00 per share.

     b.   Stock Subscriptions

     During the six months ended January 31, 1998, the Company issued 1,533 shares of Common Stock valued at $4,600 which were included within stock subscriptions as of July 31, 1997. As of January 31, 1998, the Company had not issued (i) 31,533 shares of Common Stock owed for services rendered prior to October 31, 1997, valued at $65,049 and (ii) 36,957 shares of Common Stock sold under private placements during fiscal 1997 for an aggregate of $65,870 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

6.   MINING LEASE

     In November, 1997, New Concept Mining Inc., a wholly-owned subsidiary of the Company, entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. (Royal Gold) pursuant to which Royal Gold was granted an option to purchase three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for $3,475,000 prior to November 20, 2001. Subject to the exercise of the option, Royal Gold has an exclusive mining lease for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, Royal Gold will assume landowner payments totaling $875,000 over a four year period ($50,000 of which has been paid to a landowner by Royal Gold and accounted for as other income) and incur a minimum of $250,000 yearly for exploration and development costs on the property. Furthermore, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total assets increased by $1,397,637 from $9,562,433 to $10,960,070 at
January 31, 1997 and January 31, 1998, respectively. This increase was the net result of a decrease in current assets of $120,319 primarily consisting of a decrease in accounts receivable, an increase in net property and equipment ($306,959) and an increase in other assets of $1,210,997 primarily consisting of the newly acquired technology rights ($1,000,000) net of amortization.

Total liabilities increased by $2,397,762 from $3,617,570 to $6,015,332 at July 31, 1997 and January 31, 1998, respectively. This increase was principally the result of the issuance of the convertible debenture ($2,725,000) offset by the reduction of accounts payable ($214,470) and other accrued liabilities ($135,595).

The Company's consolidated revenue increased by $114,454 from $167,436 to $281,890 for the three month periods ended January 31, 1997 and 1998, respectively. The Company's consolidated revenue increased by $518,060 from $340,031 to $858,091 for the six month periods ended January 31, 1997 and 1998, respectively. These increases in revenues were primarily attributable to an increase in product sales and the rental income from the newly acquired lease purchase of New Concept Mining properties of $50,000.

Operating expenses decreased by $132,739 from $1,736,694 to $1,603,955 for the three month periods ended January 31, 1997 and 1998, respectively. This decrease was primarily attributable to decreases of expenses for mining operations ($314,373) offset by slightly higher expenses in most other categories ($181,634). Operating expenses decreased by $547,982 from $3,745,120 to $3,197,138 for the six month periods ended January 31, 1997 and 1998, respectively. This decrease was primarily attributable to decreases of expenses for product sales and marketing ($123,468) and mining operations ($545,113) offset by slightly higher expenses in most other categories ($120,599).

ATG's consolidated loss decreased by $942,110 from $2,684,035 to $1,741,925 for the three month periods ended January 31, 1997 and 1998, respectively. This decrease in loss was principally the result of increased revenues, decreased mining expenses and interest expense partially offset by increased research and development expense. For the six month periods ended January 31, 1997 and 1998, respectively, the Company's consolidated loss decreased by $710,040 from $4,578,068 to $3,868,028. This decrease in loss was principally the result of increased revenues and decreased mining and product sales and marketing expenses partially offset by increases in research and development and interest expenses.

Loss from New Concept Mining Inc. (New Concept) decreased by $314,373 from $341,481 to $27,108 and by $545,113 from $668,082 to $122,969 for the three and six month periods ended January 31, 1997 and 1998, respectively. This decrease is the result of suspension of mining and milling activities at New Concept's gold properties in the Manhattan mining district. It is anticipated that the future expenses related to operation of New Concept will be significantly less than prior periods due to the suspension of mining activities and the agreement with Royal Gold (see financial statement note 6, Mining Lease).

The primary source of working capital during the six month period ended January 31, 1998 was the issuance of $3,225,000 of 7.5 percent Convertible Debentures for net proceeds of $2,834,900. In the comparable period ended January 31, 1997, the primary source of working capital was the sale of $2,100,000 of 8 percent Convertibles for net proceeds of $1,823,500 and net proceeds from the sale of stock and stock subscriptions of $324,000. The Company anticipates that it will be able to continue its operations at the current level for the remainder of the fiscal year without the sale of additional securities, however, there can be no assurance to this effect.

                                  PART II

                             OTHER INFORMATION


ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) During the three months ended January 31, 1998, an aggregate of twenty thousand (20,000) shares of Common Stock were issued to two individuals upon exercise of stock options with total payment of Twenty-Six Thousand, Six Hundred Dollars ($26,600). In addition, One Thousand, Two Hundred Fifty (1,250) shares of Common Stock were issued in consideration of services rendered, valued at Three Thousand, Eight Hundred Seventy-Five Dollars ($3,875). These transactions are claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as transactions not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     27  Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

     None

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


                         AMERICAN TECHNOLOGIES GROUP, INC.


                         By: /s/ Lawrence J. Brady
                             ---------------------
                             Lawrence J. Brady
                             Chairman of the Board and
                             Chief Executive Officer

                         Date:  March 16, 1998


                         By: /s/ Harold Rapp
                             ---------------
                             Harold Rapp
                             Chief Financial Officer

                         Date: March 16, 1998