Form 10QSB
period 1998-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-06-19
CIK 878547

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 30, 1998

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ------------

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

     As of June 18, 1998, the registrant had 22,704,368 shares of Common Stock outstanding.

                                 TABLE OF CONTENTS


                                                                                       PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

          Consolidated Balance Sheets as of April 30, 1998 and July 31, 1997            3

          Consolidated Statements of Operations for the Nine and Three Month Periods
          ended April 30, 1998 and 1997                                                 5

          Consolidated Statements of Cash Flows for the Nine Month Periods
          ended April 30, 1998 and 1997                                                 6

          Notes to Consolidated Financial Statements                                    7

ITEM 2    Management's Discussion and Analysis                                         10


PART II   OTHER INFORMATION


ITEM 2    Changes in Securities                                                       12

ITEM 6    Exhibits and Reports on Form 8-K                                            12

          Signatures                                                                  13


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

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                      April 30,  July 31,
ASSETS                                                  1998       1997
------------------------------------------------------------------------
                                                     (unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $   134,634  $ 1,033,108
  Accounts receivable, net of allowance for
     doubtful accounts of $17,139 and
     $134,772 at April 30,1998 and
     July 31, 1997, respectively                        25,930      445,230
  Amounts due from officers/shareholders               220,648      148,375
  Prepaid expenses                                       7,286            -
  Inventory                                            191,267      239,738
                                                   -----------  -----------
     Total current assets                              579,765    1,866,451
                                                   -----------  -----------


PROPERTY, EQUIPMENT AND MINERAL PROPERTIES           7,276,977    7,687,852
  Less accumulated depreciation                       (382,923)    (290,388)
                                                   -----------  -----------
  Net property, equipment and mineral properties     6,894,054    7,397,464
                                                   -----------  -----------

INVESTMENT-JOINT VENTURE                               105,000            -

NET ASSETS HELD FOR DISPOSAL

  New Concept Mining Tempiute mineral property         630,960            -

OTHER ASSETS

  Technology rights, net of accumulated
  amortization of  $300,000 at April 30, 1998          900,000            -
  Other assets                                         593,206      298,518
                                                   -----------  -----------
  Total other assets                                 1,493,206      298,518
                                                   -----------  -----------


  TOTAL ASSETS                                     $ 9,702,985  $ 9,562,433
                                                   -----------  -----------
                                                   -----------  -----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                  April 30,          July 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1998               1997
-----------------------------------------------------------------------------------------------
                                                                 (unaudited)
LIABILITIES

  Accounts payable                                              $    624,331      $    739,982
  Related party payables                                                   -            71,410
  Deferred subscription revenue                                            -           105,043
  Current portion of notes payable and capital leases                151,993           605,569
  Other accrued liabilities                                          115,754           254,638
  Net liabilities of discontinued operations-ATG Media, Inc.         185,993                 -
                                                                ------------      ------------
     Total current liabilities                                     1,078,071         1,776,642
                                                                ------------      ------------
  Deferred tax liability                                             489,224           489,224
  Deferred subscription revenue                                            -           101,260
  Convertible debentures                                              75,000                 -
  Notes payable and capital leases                                 1,537,559         1,250,444
                                                                ------------      ------------
                                                                   2,101,783         1,840,928
                                                                ------------      ------------

     Total liabilities                                             3,179,854         3,617,570
                                                                ------------      ------------

STOCKHOLDERS' EQUITY
  Series A Preferred - $ .001 par value, 10,000,000 authorized,          378               378
     Issued and outstanding 378,061 shares
  Series B Preferred - $.001 par value, 500,000 authorized,                -                 -
     None issued and outstanding
  Series C Preferred - $.001 par value, 2,000 authorized                   -                 -
     None issued and outstanding
  Common Stock: ATG - $.001 par value, 100,000,000 authorized,        22,707            20,722
  20,721,789 issued and outstanding at July 31, 1997
  22,707,368 issued and outstanding at April 30, 1998

  Additional paid in capital                                      38,547,062        32,904,555
  Stock subscriptions                                                123,569           135,518
  Deficit                                                        (32,170,585)      (27,116,310)
                                                                ------------      ------------
     Total stockholders' equity                                    6,523,131         5,944,863
                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  9,702,985      $  9,562,433
                                                                ------------      ------------
                                                                ------------      ------------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the nine months and three months ended April 30, 1998 and 1997 (unaudited)

                                                     Nine Months Ended            Three Months Ended
                                                          April 30,                    April 30,
                                               ----------------------------  ---------------------------
                                                    1998            1997          1998           1997
--------------------------------------------------------------------------------------------------------
                                                  (unaudited)                  (unaudited)
REVENUES
  Product sales                                $    623,881    $  1,048,261  $     84,981   $    965,524
  Other                                             199,651         102,784        76,325         52,776
                                               ------------    ------------  ------------   ------------
    Total operating revenues                        823,532       1,151,045       161,306      1,018,300
                                               ------------    ------------  ------------   ------------

COSTS AND EXPENSES

  Product sales and marketing                       600,461       1,048,299        88,407        343,416
  Mining operations                                 115,863       1,096,464        20,551        449,153
  Research and development                          871,515         735,543       225,094        246,798
  General and administrative                      1,993,266       2,063,259       733,521        825,148
  Amortization of intangible assets                 300,000               -       100,000              -
                                               ------------    ------------  ------------   ------------
    Total costs and expenses                      3,881,105       4,943,565     1,167,573      1,864,515

INTEREST EXPENSE (INCOME), NET                    1,562,065       1,888,256        34,684        726,139
                                               ------------    ------------  ------------   ------------

  Loss from continuing operation
    before income taxes                          (4,619,638)     (5,680,776)   (1,040,951)    (1,572,354)

PROVISION FOR INCOME TAXES                           (1,600)              -             -              -
                                               ------------    ------------  ------------   ------------

LOSS FROM CONTINUING OPERATIONS                  (4,621,238)     (5,680,776)   (1,040,951)    (1,572,354)

DISCONTINUED OPERATIONS (NOTE 8)
  Loss from discontinued operations
    -ATG Media, Inc.                               (518,812)       (658,165)     (231,071)      (188,519)
                                               ------------    ------------  ------------   ------------

NET LOSS BEFORE EXTRAORDINARY ITEM               (5,140,050)     (6,338,941)   (1,272,022)    (1,760,873)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt                     85,775               -        85,775              -
                                               ------------    ------------  ------------   ------------

NET LOSS                                         (5,054,275)     (6,338,941)   (1,186,247)    (1,760,873)

ACCRETED DIVIDENDS                                        -        (857,143)            -              -
                                               ------------    ------------  ------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                 $ (5,054,275)   $ (7,196,084) $ (1,186,247)  $ (1,760,873)
                                               ------------    ------------  ------------   ------------
                                               ------------    ------------  ------------   ------------

BASIC AND FULLY DILUTED
  NET LOSS PER SHARE
  Continuing operations                        $      (0.21)   $      (0.36) $      (0.05)  $      (0.08)
  Discontinued operations                             (0.02)          (0.04)            -          (0.01)
  Extraordinary item                                      -               -             -              -
                                               ------------    ------------  ------------   ------------
  Net Loss                                     $      (0.23)   $      (0.40) $      (0.05)  $      (0.09)
                                               ------------    ------------  ------------   ------------
                                               ------------    ------------  ------------   ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        21,662,736      18,109,418    22,441,203     19,424,466
                                               ------------    ------------  ------------   ------------
                                               ------------    ------------  ------------   ------------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

American Technologies Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                      For the Nine Months Ended
                                                                               April 30,
                                                                    -----------------------------
                                                                       1998              1997
-------------------------------------------------------------------------------------------------
                                                                            (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                          $(5,054,275)      $(6,338,941)
  Adjustments to reconcile net loss
     to net cash used
     in operating activities:
     Depreciation and amortization                                      410,982           414,867
     Loss due to impairment of equipment                                 10,161                 -
     Extraordinary gain on extinguishment of debt                       (85,775)                -
     Stock issued as consideration for services                         119,465           286,210
     Imputed interest expense for notes payable                               -           376,270
     Imputed interest on convertible debt and financing cost          1,471,771         1,720,382
  Changes in assets and liabilities:
     Accounts receivable                                                419,300          (560,243)
     Inventories                                                         48,471          (146,609)
     Other assets                                                      (301,974)              412
     Accounts payable and accrued liabilities                          (325,945)           76,395
     Deferred subscription revenue                                     (206,303)          (46,286)
     Net liabilities of discontinued operations                         185,993                 -
                                                                    -----------       -----------
       Net cash used in operating activities                         (3,308,129)       (4,217,543)
                                                                    -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  582,267          (366,358)
    Net assets held for sale                                           (630,960)                -
    Investment in Joint Venture                                        (105,000)                -
                                                                    -----------       -----------
       Net cash used in investing activities                           (153,693)         (366,358)
                                                                    -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:

    Payments on notes payable and capital lease                        (280,686)          (70,600)
    Amounts due from stockholders/officers                              (72,273)         (139,275)
    Notes receivables                                                         -           (80,000)
    Net proceeds from issuance of convertible debenture               2,834,880         3,623,500
    Net proceeds from issuance of stock and stock subscriptio            81,427           587,680
                                                                    -----------       -----------
       Net cash provided by financing activities                      2,563,348         3,921,305
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     (898,474)         (662,596)

CASH AND CASH EQUIVALENTS, Beginning of Period                        1,033,108         2,486,313
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, End of Period                            $   134,634       $ 1,823,717
                                                                    -----------       -----------
                                                                    -----------       -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Stock issued for technology rights                              $ 1,200,000       $         -
                                                                    -----------       -----------
                                                                    -----------       -----------

    Convertible debenture issued for commission                     $   225,000       $         -
                                                                    -----------       -----------
                                                                    -----------       -----------

    Notes issued for mining properties                              $   200,000       $         -
                                                                    -----------       -----------
                                                                    -----------       -----------

    Conversion of debentures                                        $ 3,150,000       $ 2,733,333
                                                                    -----------       -----------
                                                                    -----------       -----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1997.

2.   ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

     a.   ORGANIZATION AND LINE OF BUSINESS

     American Technologies Group, Inc. (the Company or ATG), a Nevada corporation, is engaged in the research, development, commercialization and sale of products and systems using its patented and proprietary technologies. ATG is focused on energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

     b.   SIGNIFICANT BUSINESS RISKS

     Since its inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is dependent upon (1) its ability to obtain sufficient additional capital and/or (2) generate significant revenues through its existing assets and operating business.

     The Company is seeking to retain an investment banking firm to assist in the obtaining of additional working capital. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to further develop its business plans or generate positive operating results.

     c.   LOSS PER SHARE

     Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented.
     However, the impact under the treasury method of dilutive stock options would have been 972,781 and 381,336 shares for the nine months ended April 30, 1998 and 1997, respectively.

3.   DEBENTURES

     In October, 1997, the Company issued $3,225,000 of 7.5 percent Convertible Debentures (Debentures), maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the Common Stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. In December 1997 and January 1998, an aggregate of $500,000 of Debentures plus accrued interest of $6,771 were converted into 495,343 shares of Common Stock.

     In February, 1998, the Company and the holder of $2,650,000 of Debentures entered into an agreement pursuant to which the $2,650,000 of Debentures was converted into 883,333 shares of Common Stock at a conversion price of $3.00 per share. This negotiated conversion price was significantly higher than the conversion price if the holder converted at the 25% discount to market originally permitted in the Debenture. In connection with that anticipated discount, in accordance with generally accepted accounting principles (GAAP), the Company recorded in its income statement for the three months ended October 31, 1997 the amortization of imputed interest expense of $1,075,000. This imputed interest expense is a non-cash charge. As a result of favorable negotiations regarding the conversion ratio, $2,650,000 of Debentures were not converted at the 25% discount resulting in the Company not incurring $883,333 in imputed interest expense.
     However, pursuant to GAAP, this imputed interest expense will not be reversed in the Company's financial statements.

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

     During the three months ended April 30, 1998, the Company issued 54,000 shares of Common Stock for services rendered, valued at estimated market value of $115,230.

     In December 1997 and January 1998, an aggregate of $500,000 of Debentures plus accrued interest of $6,771 were converted into 495,343 shares of Common Stock.

     In February 1998, an aggregate of $2,650,000 of Debentures were converted into 883,333 shares of Common Stock.

     b.   STOCK SUBSCRIPTIONS

     During the nine months ended April 30, 1998, the Company issued 1,533 shares of Common Stock valued at $4,600 which were included within stock subscriptions as of July 31, 1997. As of April 30, 1998, the Company had not issued (i) 31,533 shares of Common Stock owed for services rendered prior to October 31, 1997, valued at $65,049 and (ii) 36,957 shares of Common Stock sold under private placements during fiscal 1997 for an aggregate of $65,870 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying consolidated balance sheets.

6.   MINING LEASE

     In November, 1997, New Concept Mining Inc., a wholly-owned subsidiary of the Company, entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. (Royal Gold) pursuant to which Royal Gold was granted an option to purchase three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for $3,475,000 prior to November 20, 2001. Subject to the exercise of the option, Royal Gold has an exclusive mining lease for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, Royal Gold will assume landowner payments totaling $875,000 over a four year period ($120,600 of which has been paid to landowners by Royal Gold through April 30, 1998 and accounted for as other income) and incur a minimum of $250,000 yearly for exploration and development costs on the property. Furthermore, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property.

7.   JOINT VENTURE

     In March, 1998, the Company formed a joint venture with a 33% ownership interest, which will be accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary IE-TM- crystals. The Company made an initial investment of $105,000 in the joint venture for the start of
     operations.   Sales of these products commenced in June, 1998.

8.   NOTES PAYABLE

     Certain notes of New Concept Mining, Inc. have been reclassified from short term to long term as a result of the extension of the maturity date.

9.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     The Board of Directors has directed management to focus on the Company's three core technologies and dispose of the Company's publishing operations and sell certain of its mineral properties. As a result, with the assistance of a broker, bids for the purchase of New Concept's Tempiute mineral property have been solicited. Further, management has negotiated the sale of ATG Media, Inc. for $500,000, which transaction is anticipated to close prior to August 15, 1998.

     Accordingly, the operations of ATG Media are reported as discontinued operations. Revenues for the three and nine month periods ended April 30, 1998 from the operations of ATG Media were $69,600 and $265,400, respectively. Also, the Tempiute mineral property is classified as assets held for disposal in the April 30, 1998 Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total assets increased by $140,600 from $9,562,400 at July 31, 1997 to $9,703,000 at April 30, 1998. This increase was the net result of an increase in other assets of $1,194,700 primarily consisting of the newly acquired technology rights ($900,000) net of amortization, partially offset by a decrease in current assets of $1,286,700, primarily consisting of decreases in cash ($898,500) and in accounts receivable ($419,300), increases in investment in a joint venture ($105,000) and net assets of discontinued operations ($631,000), partially offset by decreases in property and equipment ($410,900).

Total liabilities decreased by $437,800 from $3,617,600 at July 31, 1997 to $3,179,900 at April 30, 1998. This decrease was principally the result of the reduction of accounts payable ($115,700), deferred subscription revenue ($105,000), current notes payable ($453,600) and other accrued liabilities ($138,900), partially offset by increases in long term notes payable ($287,000) and net liabilities of discontinued operations ($186,000).

The Company's consolidated revenue decreased by $857,000 from $1,018,300 to $161,300 for the three month periods ended April 30, 1997 and 1998, respectively. The Company's consolidated revenue decreased by $327,500 from $1,151,000 to $823,500 for the nine month periods ended April 30, 1997 and 1998, respectively. These decreases in revenues were primarily attributable to decreases in product sales (discontinuance of the sale of laundry products to TradeNet Marketing, Inc.,) offset by an increase in rental income from the recently consummated lease purchase of New Concept Mining properties of $120,600. It is anticipated that revenue in subsequent periods will increase as a result of products sales through the joint venture, although there can be no assurance to this effect.

Operating expenses decreased by $697,000 from $1,864,500 to $1,167,600 for the three month periods ended April 30, 1997 and 1998, respectively. This decrease was primarily attributable to decreases of product sales and marketing expenses ($255,000) and mining operation expenses ($428,600). Operating expenses decreased by $1,062,500 from $4,943,600 to $3,881,100 for the nine month periods ended April 30, 1997 and 1998, respectively. This decrease was primarily attributable to decreases of expenses for product sales and marketing ($447,800) and mining operations ($980,600).

The Company's consolidated loss from continuing operations decreased by $531,400 from $1,572,400 to $1,041,000 for the three month periods ended April 30, 1997 and 1998, respectively. For the nine month periods ended April 30, 1997 and 1998, respectively, the Company's consolidated loss from continuing operations decreased by $1,059,600 from $5,680,800 to $4,621,200. These decreases in losses were principally the result of decreases in operating expenses and interest expenses partially offset by a decrease in revenues.

Net loss from New Concept decreased by $605,700 from a net loss of $508,900 to net income of $96,900 and by $1,370,500 from $1,395,800 to $25,300 for the three and nine month periods ended April 30, 1997 and 1998, respectively. This decrease is the result of suspension of mining and milling activities at New Concept's gold properties in the Manhattan mining district. It is anticipated that the future expenses related to operation of New Concept will remain significantly less than prior comparable periods due to the suspension of mining activities and the agreement with Royal Gold (see financial statement note 6, Mining Lease). With the assistance of a mining property broker, bids for the purchase of New Concept's Tempiute mining property have been solicited. A sale of this property will result in a nominal decrease in operating expenses for New Concept Mining.

Net loss from ATG Media, Inc. (ATG Media) increased by $42,600 from $188,500 to $231,100 and decreased by $139,400 from $658,200 to $518,800 for the three and nine month periods ended April 30, 1997 and 1998, respectively. The Board of directors has approved the pending sale of ATG Media for $500,000, which sale is anticipated to close within sixty days, although there can be no assurance to this effect.

The primary source of working capital during the nine month period ended April 30, 1998 was the issuance of $3,225,000 of 7.5 percent Convertible Debentures for net proceeds of $2,834,900. In the comparable period ended April 30, 1997, the primary source of working capital was the sale of $4,100,000 of Convertible Debentures for net proceeds of $3,623,500 and net proceeds from the sale of stock and stock subscriptions of $587,700.

Subsequent to April 30, 1998, the Company refinanced the note secured by its principal offices resulting in loan proceeds of $346,200 after payment of the existing note and costs. Management believes that the June, 1998 commencement of product sales by the joint venture will increase working capital over the next six months, although there can be no assurance to this effect. The Company anticipates that it will be able to continue its operations at the current level for the remainder of the fiscal year without the sale of additional equity, however, there can be no assurance to this effect.

                                      PART II

                                 OTHER INFORMATION


ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) During the three months ended April 30, 1998, an aggregate of Fifty Four Thousand (54,000) shares of Common Stock were issued in consideration of services rendered, valued at One Hundred Fifteen Thousand, Two Hundred Thirty Dollars ($115,230). These transactions are claimed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof, as transactions not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the shares for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the issuance of the Common Stock nor was any advertising or other form of general solicitation used by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

     27   Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

     None

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN TECHNOLOGIES GROUP, INC.


                         By: /s/ Lawrence J. Brady
                             -------------------------
                             Lawrence J. Brady
                             Chairman of the Board and
                             Chief Executive Officer

                         Date:  June 19, 1998


                         By: /s/ Harold Rapp
                             -------------------------
                             Harold Rapp
                             Chief Financial Officer

                         Date:  June 19, 1998