Form 10KSB40
period 1998-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-11-13
CIK 878547

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                      For the fiscal year ended July 31, 1998

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

             For the transition period from __________ to ____________

                           Commission file number 0-23268

                         AMERICAN TECHNOLOGIES GROUP, INC.
                         ---------------------------------
                   (Name of small business issuer in its charter)

                      NEVADA                              95-4307525
                      ------                              ----------
           (State or other jurisdiction of             (IRS. Employer
           incorporation or organization)            Identification No.)

                 1017 SOUTH MOUNTAIN AVENUE,  MONROVIA, CA.  91016
                ---------------------------------------------------
                (Address of principal executive offices) (zip code)

                     Issuer's telephone number: (626) 357-5000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for its most recent fiscal year were $916,736. As of October 31, 1998, the registrant had 23,725,587 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $15,033,743 computed by reference to the average of the low bid and high ask prices on October 30, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

                             FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND
FINANCIAL PERFORMANCE.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO
CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS
 OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") formed September 27, 1988, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. IE-TM- Technology, 2. Water Purification, and 3. High Energy Particle Beams. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved through IE Technology including detergents, cosmetics and nutritional supplements.

The Company's efforts with IE Technology have yielded commercial applications including household cleaning products and combustion enhancers. ATG anticipates a coke formation suppresser and a descaler will be commercialized in fiscal 1999, although there can be no assurance to this affect. In the water purification area, the Company's low pressure vacuum distillation system is undergoing tooling design for a home use version for introduction to the marketplace in mid-1999.

The third core technology is the high energy particle beam which is proposed to produce a beam of heavy particles. This beam functions in much the same way as the common laser. The important difference is that the high energy particle beam is composed of particles rather than light. By accelerating the beam, extremely high energy levels are possible. The development of the high energy particle beam is being conducted through an ATG sponsored research program with the California Institute of Technology.

To maintain its focus on the Company's core technologies, the Company decided to sell its wholly-owned subsidiary, ATG Media, Inc., a Minnesota corporation ("ATG Media"), and to dispose of the mining property and equipment of New Concept Mining, Inc., a Nevada corporation ("New Concept"). New Concept has entered into a lease/purchase agreement for its Manhattan, Nevada gold properties and a letter of intent for the sale of its Manhattan, Nevada gold mill. Negotiations are on-going for the sale of its Tempiute, Nevada tungsten and garnet properties. The Company has entered into an agreement for the sale of ATG Media which transaction is anticipated to close prior to December 31, 1998.

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

CORE TECHNOLOGIES

IE TECHNOLOGY

After more than five years of self-funded research utilizing ATG's own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, ATG's scientists have developed new commercial and industrial products from what their scientists have named IE Technology.

ATG utilizes transmission electron microscopy, UV spectroscopy and atomic force microscopy, among other methods, to validate its IE Technology.

ATG, through its own research projects and those conducted at various universities on its behalf, continues to identify IE Technology variants and define potential commercial applications. Current projects cover commercial applications in numerous fields. For example, initial studies by the Company indicate that certain bacterial activities may be increased as much as 200% through use of the IE Technology. Professors at UCLA are working with ATG on applications for the enhancement of chemical processes and on medical applications. Substantial research is still required to develop marketable products, and it is ATG's present marketing strategy to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that IE Technology has applications as indicated, or other applications, and even if there are such applications, that these will be accepted in the marketplace or become commercially viable.

ATG focuses its marketing for IE Technology products on existing commercial product lines and industrial processes that can be improved through their use. The Company targets industries for which consumers demand new and improved methods and products that are environmentally safe. Such industries and products include enzyme production, petrochemicals and fuels, plastics production and detergents.

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS

The Force -Registered Trademark- is an innovative automotive aftermarket product that utilizes IE Technology. By the delivery of a combustion enhancer through the airstream into an engine, the Company believes The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer with its patented delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it may enhance fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

An internationally recognized expert on combustion chemistry and a professor of chemical engineering at UCLA, has completed certain tests on The Force. The professor conducted combustion experiments using methane as a prototype fuel. Methane is an important by-product formed in the combustion of hydrocarbon fuels and is a major greenhouse gas. The tests revealed that methane emissions can be significantly reduced, by as much as 50% in some cases, in the presence of The Force when compared to similar conditions in the absence of the performance enhancer. Further scientific studies on the performance enhancer are underway and there can be no assurance that the studies will achieve similar results.

A third party manufactures The Force for the Company. The raw materials utilized to manufacture The Force are readily available from numerous suppliers. The current marketing plan for The Force focuses on direct marketing, professional installers and automotive warehouses.

REGULATION

The sale of aftermarket automobile devices is subject to regulation by the California Air Resource Board ("CARB") and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. As CARB's requirements are amongst the most stringent in the nation, CARB's Executive Order Number is normally accepted in all states. The Company spent approximately $25,000 to obtain CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives.

CATALYST ADDITIVES FOR HYDROCARBON FUELS

ATG has been actively researching and developing a combustion enhancing fuel additive based on IE Technology. The most recent testing in this area has been focused on adding ATG's product to existing fuel additives to improve their effectiveness. The Company believes that its additive is environmentally safe and produces no environmentally damaging by-products.

ATG's fuel additives have successfully demonstrated performance in a number of applications as follows:

     COMPRESSED NATURAL GAS ("CNG") ADDITIVE. A test was conducted at UCLA to determine the effect of the additive on the combustion of methane, which comprises 80% of CNG. Controlled laboratory tests in a combustion reactor tube showed that the presence of the additive doubled the percentage oxidation of methane. The quantity of the additive used to create this effect was 6,000 parts per million.

     PROPANE GAS ("LPG") ADDITIVE. A similar controlled laboratory test was done at UCLA on propane gas. Initial results showed improved oxidation rate comparable to those achieved with methane. A potential customer of this product has purchased a small quantity of this product to conduct its own laboratory and field tests. This potential customer has reported to ATG that preliminary results have been favorable. However, there can be no assurance that further sales of this product will occur.

     GASOLINE AND DIESEL ADDITIVE. The development of ATG's product as a gasoline and diesel additive has been pursued along two delivery methods. The first is an innovative additive which is released into the air stream coming into the engine. This additive has demonstrated reductions in fuel consumption and, over time, removal of carbon deposits from combustion cylinders. The Force is an example of a commercial product of this type. The second method is through introduction of the additive via a carrier agent directly into the fuels during the refining or bulk delivery processes. A potential customer of each product has purchased a small quantity of the product to conduct its own field tests. Both potential customers have reported to ATG that preliminary results have been favorable, however, there can be no assurance that further sales of these products will occur.

     BUNKER OIL ADDITIVE. An additive for direct addition to bunker oil fuels is currently under development.

REGULATION

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration."

All manufacturers of additives for motor vehicle fuels must register the additive by filing EPA Form 3520-16 before commercial sale of the additive. In May, 1994, in a final Rule, (Section 211(b) of the Clean Air Act), health effects information was added to the EPA's motor vehicle fuel registration program. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by the Rule's small business provisions. The Company does not anticipate that its fuel additive will be subject to this testing, although there can be no assurance to this affect.

HOUSEHOLD CLEANING PRODUCTS

ATG's IE Technology is currently being applied to various detergents and cleaning products including laundry detergent, dish liquid, window cleaner, all-purpose cleanser, drain opener, toilet bowl cleaner and laundry pre-spotter. ATG's marketing strategy is to identify existing products that might be improved through the addition of ATG's product into their formulation. Each of these products is all natural, contains no harmful chemicals and is fully biodegradable. They are currently being marketed through 21st Century Global Network, LLC, a Nevada limited liability company ("21st Century"), of which ATG is a founding member. 21st Century markets its products, all of which currently incorporate the IE Technology under the brand name Efficacy-TM- through a multi-level marketing program.

AUTOMOTIVE CARE PRODUCTS

Under the terms of an agreement signed by ATG and Comtrad Industries in September, 1998, ATG has developed a "Deluxe Car Care Kit" consisting of six products - The Force Airborne Fuel Treatment, Wheel Cleaner, Tire Protectant, Leather Cleaner, Window and Glass Cleaner and Car Wash Concentrate. Each of these products is manufactured using IE Technology. Pursuant to this agreement, a national media advertising and public relations campaign for the Deluxe Car Care Kit was launched during October, 1998. In connection with this campaign, Comtrad issued a purchase order to ATG for an initial purchase of the kits totaling $155,000.

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

DISTILLATION TECHNOLOGY

Distillation is the process by which the vapor released by a boiling liquid is collected, cooled and turned back into a liquid. Distillation is generally used to purify or separate the components of a liquid and has many industrial and commercial applications besides potable water purification. There are many variations in distillation technologies ranging from simple direct distillation to low pressure vacuum.

Distillation is not without its problems however. The first problem is the damage caused by scale buildup in a standard distiller in hard-water areas. Scaling occurs when higher temperature liquids that contain precipitates (alkaloids) are deposited on heating surfaces. Severe damage to boilers and heating elements can occur within a short period of time from distilling hard water, resulting in a large reduction in distiller performance. The scale buildup is not easy to remove and may require the use of specialized chemicals. Energy efficiency is also sacrificed. Vacuum distillers have been developed to avoid this scale problem because they boil the water at temperatures which are generally below scale formation ranges. However, vacuum pumps in distillation systems add significantly to manufacturing costs and increase maintenance costs. Additionally, vacuum pumps are associated with high noise levels that make them inappropriate for many applications.

The ATG distiller, however, through an innovative proprietary method, achieves the advantages of vacuum distillation without requiring the need for expensive and noisy vacuum pumps. As a result, this distiller virtually eliminates scale buildup and also avoids the extra costs and unreliability of a vacuum pump or air injector. The simplicity of this design is intended to keep repair and maintenance costs to a minimum. The distiller allows the home user the advantages of low temperature vacuum distillation at an affordable price in a unit that is simple and easy to maintain.

The distiller can remove over 99% of sediment, dissolved solids, particles, salts and heavy metals such as lead, copper and arsenic. Additionally, the distiller can be combined with a carbon post-filter to remove volatile organic compounds from the water to improve taste.

ATG has entered into an agreement with a major designer and manufacturer for the distillation system. The manufacturer, Sunpentown, LTD of Taiwan, Republic of China, anticipates bringing the first model to market by the middle of 1999. Sunpentown will also distribute the unit in Asia.

ATG is discussing the domestic marketing of the distiller with various companies including several larger direct marketing firms which specialize in household water purification equipment as well as with two firms which specialize in televised advertising presentations for new products, however there can be no assurance that the Company will enter into an agreement with any of the firms or any firms at all. Marketing mediums will be selected so as to obtain maximum exposure for the product to consumers.

PARTICLE BEAMS

The particle beam project proposes to produce a beam of heavy particles known as Bose-Einstein condensates. As a beam of particles, it functions in much the same way as the common laser. The important difference is that it is composed of heavy particles rather than light. By accelerating the beam, extremely high energies are possible, and the beam could potentially have much more punching power than today's strongest laser. The Company's research has included both coherent and non-coherent particle beams. The Company has coined the term "BASER" to refer to coherent beams.

According to Dr. Lo's particle beam theories, an extremely cold beam may be able to break down molecules or even atoms and their nuclei, or be used for rock drilling, medical surgery or precision cutting of metals without distortion or excessive heat. The foregoing potential applications are based upon the theories of Dr. Lo. No evidence exists to substantiate these potential applications of particle beams or that particle beams can be produced at all.
No assurance can be given that the Company will develop particle beams or that if developed, they will have any of the above stated capabilities or any commercial applications at all; however, the Company intends to expend funds to continue its research in this area. The development of this technology is likely to require a minimum of three to five years and expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that the technology can or will ever be successfully developed, or if developed, commercially viable.

HISTORY

The BASER particle beam project was initiated by Dr. Shui-Yin Lo, ATG's Chief Scientist and a leading physicist in the field of particle physics. He began his early research into the behavior of subatomic particles after he received a Ph.D. in particle physics from the University of Chicago. The first patent relating to a BASER beam was obtained by Dr. Lo in 1985 while he was a senior lecturer at Australia's University of Melbourne. In 1987 he moved to Southern California where he founded the Institute of Boson Studies (the "Institute").

On March 1, 1994, the Company entered into a License Agreement (the "BASER Agreement") with B.W.N. Nuclear Waste Elimination Corporation, a Nevada corporation ("NWEC"), a licensee of the BASER particle beam technology. Thereafter, the

Company entered into a Research Agreement with CalTech for a one year term commencing May 1, 1994, although actual performance by CalTech was delayed until July, 1995. The Research Agreement is based on a proposal by CalTech for a three year study to characterize particle beam sources and to analyze the properties of the ionized clusters that are formed from the free expansion of ionized superfluid helium produced by these sources.

In October, 1996, a paper was submitted to the Journal of Applied Physics in which Dr. Lo details the results of his work on the particle beam prototype at CalTech. That journal published the paper in May, 1997. These results confirmed that energetic helium beams can be generated by a pulsed corona discharge, which is a fundamental process within particle beam theory. This significant milestone at CalTech implies that the particle beam corona source may prove to be simpler, more compact, and more versatile than the laser-detonation sources currently being developed by others for applications in semiconductor etching. That the particle beam is shown to be a particle generation source, another fundamental aspect of particle beam theory, implies that the particle beam could be a means of space and rocket propulsion.

In October, 1998, a second paper was published by the journal detailing the successful progress made at CalTech using the particle beam to generate charged droplets of liquid helium, another of its fundamental features.

CURRENT RESEARCH

Under Dr. Lo's direction, research on the particle beam at CalTech is now focused on the non-coherent beam and will continue through next year with the goal of creating hydrogen and deuterium droplets. In order to expedite this next phase of the particle beam research, UCLA has agreed to a collaborative arrangement with ATG and CalTech in which superfluid cooling and cryostat functioning for the particle beam are separately validated at UCLA, independent of the device at CalTech. The purpose is to enable research to continue at two separate locations without interfering with experiments in process at either site.

BASER AGREEMENTS

The BASER Agreement with NWEC grants the Company a sublicense to exploit all rights to certain technology relating to the BASER particle beam in its application to the rendering of nuclear waste non-radioactive. With the exception of the application of BASER particle beams for the production of power and energy, if ATG identifies additional applications for the BASER technology, commences research and development efforts with respect to such applications and notifies NWEC of its intent to develop such applications, then such applications will come within the terms of the sublicense, subject to ATG marketing the application within five years of its notification to NWEC of its intent to develop the application. ATG issued NWEC 300,000 shares of Common Stock valued at $3.00 per share as a one-time license fee under the NWEC Agreement. Additionally, at such time as ATG receives an offer to purchase any application of the BASER particle beam technology for commercial utilization or ATG commences the commercial utilization of any application of the BASER particle beam technology, other than for the production of power, ATG will issue 1,700,000 shares of Series A Stock to NWEC. Further, there is a periodic royalty payment due to NWEC in the amount of 10% of ATG's net sales from ATG's exploitation of BASERs. ATG is responsible for maintaining all patents currently in place on the BASER technology. If ATG does not spend at least $100,000 on the development of BASER particle beams during each fiscal year after the fiscal year ending July 31, 1994, the BASER Agreement will terminate. To date, ATG has satisfied this requirement.

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

DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

As a result of the Company's decision to focus its efforts on its three core technologies, the Board authorized management to seek buyers or strategic partners for ATG Media and New Concept.

To date, New Concept has entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc., the largest U.S. based, publicly held gold royalty company. Royal Gold has an exclusive mining lease for three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property. Royal Gold will assume landowner payments totaling $875,000 over a four year period ($100,000 of which has been paid to landowners by Royal Gold through July 31, 1998) and incur a minimum of $250,000 yearly for exploration and development costs on the property. These payments are credited against royalty payments. Royal Gold is also granted an option to purchase the property for $3,475,000 prior to November 30, 2001. Royalty and landowner payments are credited against the purchase price. Royal Gold may terminate the agreement at any time upon written notice subject to satisfaction of all then due minimum exploration and development costs.

The property covered by the agreement includes 3 patented and 115 unpatented claims in the Manhattan Mining District of Nevada. Royal Gold may terminate at any time upon written notice subject to satisfaction of all then due minimum exploration and development costs.

A letter of Intent for the sale of New Concept's gold mill (the "Mill") at Manhattan, Nevada has been executed for the sale of the Mill for net proceeds of $1,450,000 payable at the rate of at least $15,000 per month with the remaining balance due in 5 years. Negotiations are on-going for the sale of the Tempiute, Nevada mineral property.

During 1998, ATG entered into an agreement with the Company's former chairman, John Collins, whereby Mr. Collins will purchase ATG Media from the Company for a purchase price of $500,000. The Company has received the purchase price and anticipates that the remaining condition to closing the sale will be satisfied by the end of December, 1998, although there can be no assurance to this affect.

PATENTS

The Company has United States and various foreign patents pending covering its combustion enhancer and United States patents have been granted for the Delivery System, one of the components of The Force. Since December, 1993, a series of patent applications have been filed with the United States patent office by Dr. Shui-Yin Lo, the Company's Director of Research and Development, and assigned to the Company for nominal consideration. These applications delineate the foundation of a new kind of material, one of which is the combustion enhancer used in The Force. In 1995, Dr. Lo and Dr. Wang filed two patent applications relating to the low pressure distillation of water which were assigned to the Company for nominal consideration. During late 1995 and to the present, ten more patent applications have been filed in the United States on applications of the Company's IE Technology, such as descalants, new forms of structured materials, and enhancements for biological, biochemical, and chemical reactions, applications are pending. Two of these patent applications have been granted and the others are pending. PCT applications on these new inventions have been or will be filed within the standard one year deadline to protect future foreign business developments. There can be no assurance that the other patents pending will be issued.

Five United States patents have been granted relating to the BASER; four are held by Apricot, S.A., a Luxembourg corporation ("Apricot"), and one is held by the Company. Patent applications for a "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" were filed with the United States Patent Office and the European Patent Office in 1991 and 1992, respectively. Due to concerns by the patent examiners that the application does not clearly and completely disclose the invention, in particular "that one skilled in the art" could construct the invention based upon the application, the applications have been denied. ATG continues to pursue the patents through the normal appeals processes.

In May, 1998, ATG filed a patent application covering recent advances in the field of nuclear fusion generation through non-coherent beams.

There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT

The Company has incurred approximately $1,251,790 and $734,260 in research and development expenses during the years ended July 31, 1998 and 1997, respectively.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

In June 1997, the Company acquired 1009, 1013 and 1017 South Mountain Avenue, Monrovia, CA for an aggregate purchase price of $887,000 and has invested approximately $200,000 in improvements to the properties. The property is secured by a trust deed in favor of Point Center Financial Inc. securing a note in the principal amount of $877,5000 due June 1, 2000 with monthly interest only payments of $9,470. In addition, a note payable to an officer in the amount $135,000 due December 31, 1998 is secured by the property. Interest on the note was paid in the form of an option to purchase 75,000 shares of Common Stock at $0.40 a share expiring September 2007.

The Company's principal executive offices and research and development facility occupy approximately 16,140 square feet at 1017 South Mountain Avenue, Monrovia, CA.

The offices of ATG Media and a shipping facility of 21st Century occupy approximately 10,200 square feet and are located at 1013 South Mountain Avenue, Monrovia, CA. Upon completion of the dale of ATG Media, ATG Media will vacate its current location and the Company intends to lease the premises to a third party, although there can be no assurance to this affect. 21st Century currently pays $2,500 month.

The Company leases 1009 South Mountain Avenue, Monrovia, CA. to an unrelated party under a one year lease expiring March, 1999 for $2,000 per month with the option to renew for up to 4 additional one year terms at progressively higher lease rates. The lessee has an option to purchase the property for $230,000 during the initial lease term.

New Concept Mining owns 100 acres of patented land and 2035 acres of unpatented mining claims in the Manhattan Mining District most of which is subject to the lease to Royal Gold. The property is improved with a mill, office building and laboratory. In the Tempiute Mining District, New Concept owns 200 acres of patented land and 435 acres of unpatented mining claims improved with a 40,000 square foot mill building and 14,000 square feet of office and workshop buildings. New Concept has a total of 153 unpatented mining claims which require the annual payment of $100 per claim to the Bureau of Land Management.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material litigation or proceedings and is not aware of any material litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

The Company's Common Stock is traded in the over-the-counter market and has been quoted on the National Association of Securities Dealers Automated Quotation System since August 24, 1994, under the symbol "ATEG." The following quotations represent interdealer prices, without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. The information was obtained from Yahoo Finance Historical Quotes.

                      PERIOD                       HIGH BID     LOW BID
                      ------                       --------     -------
August 1 1996 - October 31, 1996                   $   4.05     $  1.44

November 1, 1996 - January 31, 1997                $   3.19     $  1.59

February 1, 1997 - April 30, 1997                  $   7.25     $  1.875

May 1, 1997 - July 31, 1997                        $   4.625    $  3.375

August 1 1997 - October 31, 1997                   $   4.50     $  2.55

November 1, 1997 - January 31, 1998                $   3.00     $  0.97

February 1, 1998 - April 30, 1998                  $   3.20     $  0.97

May 1, 1998 - July 31, 1998                        $   2.30     $  0.97


(b)  Holders.

The Company has only one class of common equity, the Common Stock. As of October 31, 1998, there were 907 record holders of the Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                                                         YEAR ENDED JULY 31
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ------------   ------------
BALANCE SHEET:

Assets                                                              $  7,110,930   $  9,562,433
Liabilities                                                         $  4,011,316   $  3,617,570
Stockholders' Equity                                                $  3,099,614   $  5,944,863
                                                                    ------------   ------------

RESULTS OF OPERATIONS:

REVENUE
Technology Products                                                 $    723,569   $  2,482,921
Other                                                                    193,167        132,846
                                                                    ------------   ------------
      Total Revenue                                                      916,736      2,615,767
                                                                    ------------   ------------

OPERATING EXPENSES
Technology Products, including research and development             $  1,889,679   $  2,740,666
Mining                                                                 2,330,500      1,676,548
Corporate                                                              4,301,279      3,772,303
                                                                    ------------   ------------
      Total Expenses                                                   8,521,458      8,189,517
                                                                    ------------   ------------

Operating Loss                                                        (7,604,722)    (5,573,750)
                                                                    ------------   ------------

Other Expense, Net                                                    (1,747,626)    (2,134,105)
Benefit for Income Taxes                                                 487,624        597,000
                                                                    ------------   ------------
Net Loss Before Extraordinary Item                                    (8,864,724)    (7,110,855)
                                                                    ------------   ------------

Net Loss                                                              (9,440,539)    (8,780,234)
                                                                    ------------   ------------

Accreted Dividend                                                          -            857,143
                                                                    ------------   ------------

Net Loss Attributable to Common Stockholders                         ($9,440,539)   ($9,637,377)
                                                                    ------------   ------------
                                                                    ------------   ------------

Net Loss Per Share
   Continuing Operations                                                  ($0.40)        ($0.43)
                                                                    ------------   ------------
                                                                    ------------   ------------
   Discontinued Operations                                                ($0.03)        ($0.09)
                                                                    ------------   ------------
                                                                    ------------   ------------
Weighted average number of common shares outstanding                  21,922,748     18,640,000
                                                                    ------------   ------------
                                                                    ------------   ------------


Although revenue for fiscal 1998 declined significantly from fiscal 1997, $916,700 as compared to $2,615,800, almost $2,000,000 of fiscal 1997 revenues were received from laundry products sold to TradeNet Marketing Inc. ("TradeNet") while only $257,000 in fiscal 1998 revenues came from that source. The Company's decision to stop selling products to TradeNet resulted in the significant decline in revenue however the Company has directed its efforts towards marketing a greater variety of products through a larger distribution network. Further, management believes the expenses incurred and reputation damage suffered as a result of the activities of TradeNet have exceeded the benefit of the revenue and views the termination of TradeNet as a positive event in the Company's history. Further, when comparing revenue between fiscal 1998 and fiscal 1997, without regard to the revenue from TradeNet, revenue declined less than five percent during a year amnagement completely changed the Company's direction as discussed below. This nominal decline during the transition from a focus on research to a dynamic program incorporating marketing, product development and research is a favorable result.

Pursuant to the Board of Director's new strategic plan and the refocusing on core technologies, efforts to dispose of the Company's non-core businesses, publishing and mining, were increased. As a result of these activities and in accordance with Statement of Financial Accounting Standards ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount, the Company incurred an expense of $2,145,000 as a loss based upon the expected realizable value on the mining properties held for sale. Further, mining expenses were reduced $1,491,000 from $1,676,500 in fiscal 1997 to $185,500 in fiscal 1998.

Operating loss per share for fiscal 1997 and 1998, assuming a constant number of shares outstanding and excluding the revenue and expenses of mining and publishing as well as revenue from sales to TradeNet and estimated expenses incurred in connection with such revenue, is the same. Taking into account costs associated with the change of Management and that current management redefined the Company's marketing strategy and introduced new products the consistency in operating results is a positive achievement.

Total operating expenses increased $332,000 from $8,189,500 in fiscal 1997 to $8,521,500 in fiscal 1998. This increase is principally the result of $654,000 in increased mining expenses due to an impairment charge caused by the book value of certain mining assets exceeding net realizable value, $400,000 in amortization of technology rights included in general and administrative expenses and increased research and development expenses of $517,500, partially offset by decreased marketing and product development expenses of $1,368,500.

General and administrative expenses includes $759,000 and $900,000 in option expense for fiscal 1998 and 1997, respectively, in accordance with FASB No. 123. FASB No. 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value based method for non-employees and encourages this method for employees. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25 for its employee stock options and will not recognize compensation cost for options issued to employees. However, in accordance with FASB No. 123, pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted for employee stock options has been included in the footnotes to the consolidated financial statements. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of option exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

In connection with the issuance of convertible debt in fiscal 1997, interest expense decreased from $2,108,900 in fiscal 1997 to $1,627,300 in fiscal 1998. The interest expense primarily consists of the discount from the market value of the Common Stock received upon conversion of the debt instruments.
Additionally, in fiscal 1997, the Company recorded an accreted dividend in the amount of $857,100 in connection with the discount from the market value of the Common Stock upon conversion of the Series C Convertible Preferred Stock.

The Company's cash used in operations decreased $442,100 from $4,423,500 in fiscal 1997 to $3,981,400 for fiscal 1998. In fiscal 1997, the primary source of working capital was the issuance of convertible debt of $3,623,500 and the sale of ATG stock for net proceeds of $1,170,200. In fiscal 1998, the primary source of working capital was net proceeds from the issuance of convertible debt of $2,835,000 and the refinancing of the mortgage on the Company's office in the amount of $401,300.

At July 31, 1998 current assets were $402,900, $1,309,600 less than the $1,712,500 in current assets at July 31, 1997. However, subsequent to 1998 fiscal year-end, the Company issued $500,000 in convertible debt and presently anticipates issuing an additional $500,000 in convertible debt. Further, the Company is in negotiations for a financing of up to $5,000,000 of debt convertible into shares of Common Stock at a discount to market. The placement agreement is anticipated to be completed prior to November 30, 1998 and will provide for the Company to receive up to $500,000 per month upon request.

Assuming the availability of the line of credit and increased sale of its product based upon customer contract commitments, the Company anticipates that it will be able to continue its operations at the current level for at least one year, however, there can be no assurance to this effect. The inability to secure the Debt Facility or obtain alternative financing would have a material adverse effect on the Company. Any additional financing, including the Debt Facility, may involve substantial dilution to the interests of the Company's then existing shareholders.

YEAR 2000 COMPLIANCE

The Company has determined that no modifications or replacements are necessary so that its computer software will recognize dates beyond December 31, 1999 ("Year 2000 Compliant"). There can be no assurance that the systems of other companies with which the Company currently does business or will do business with in the future will be Year 2000 Compliant, however the outside supplier of certain payroll services has notified the Company that it is Year 2000 Compliant.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements follow.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   Not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN TECHNOLOGIES GROUP, INC. (a Nevada corporation) AND SUBSIDIARIES as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional capital, (2) generate significant revenues through its existing assets and operating business, and (3) overcome significant product development issues. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As explained in Note 6 to the consolidated financial statements, effective August 1, 1996, the Company changed its method of accounting for stock-based compensation for transactions with other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

                                              ARTHUR ANDERSEN LLP

Los Angeles, California
November 10, 1998

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JULY 31, 1998 AND 1997

                                     ASSETS

                                                                                1998                  1997
                                                                             -----------           -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    60,563           $ 1,025,076
  Accounts receivable, net of allowance
    for doubtful accounts of $28,800 and
    $134,800 at July 31, 1998 and 1997,
    respectively                                                                  46,029               392,666
  Inventories, net                                                               149,658               146,342
  Due from officers/shareholders                                                 138,198               148,375
  Other current assets                                                             8,482                  -
                                                                             -----------           -----------
          Total current assets                                                   402,930             1,712,459
                                                                             -----------           -----------


PROPERTY AND EQUIPMENT                                                         1,837,406             1,686,334
 Less--Accumulated depreciation and
   amortization                                                                 (421,767)             (281,980)
                                                                             -----------           -----------
                                                                               1,415,639             1,404,354
                                                                             -----------           -----------

TECHNOLOGY RIGHTS, net of accumulated
 amortization of $400,000 at July 31, 1998                                       800,000                  -

OTHER ASSETS                                                                     432,909               298,518

ASSETS HELD FOR SALE                                                           3,925,051             5,983,005

ASSETS OF DISCONTINUED OPERATIONS                                                134,401               164,097

                                                                             -----------           -----------
                                                                             $ 7,110,930           $ 9,562,433
                                                                             -----------           -----------
                                                                             -----------           -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JULY 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                1998                  1997
                                                                            ------------          ------------
CURRENT LIABILITIES:
  Accounts payable                                                          $    360,028          $    564,697
  Accrued liabilities                                                            145,770               254,638
  Accrued professional fees                                                      243,600               107,500
  Amounts due to related parties                                                 264,345                71,410
  Current portion of notes payable                                               372,824               585,342
  Current portion of capital lease obligations                                    22,344                20,227
  Convertible debentures                                                          75,000                  -
  Liabilities of discontinued
    operations                                                                   356,366               274,088
  Deposit on sale of discontinued operations                                     300,000                  -
                                                                            ------------          ------------
          Total current liabilities                                            2,140,277             1,877,902

Notes payable, net of current portion                                          1,587,955               945,016
Capital lease obligations, net of
  current portion                                                                283,084               305,428
Deferred tax liability                                                              -                  489,224
                                                                            ------------          ------------
          Total liabilities                                                    4,011,316             3,617,570
                                                                            ------------          ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock:
    Par value--$.001,
    Authorized--10,000,000 shares
    Issued and outstanding-378,061 shares                                            378                   378
  Series B Convertible Preferred Stock:
    Par value--$.001,
    Authorized--500,000 shares
    Liquidation value--$8.00 per share
    None issued and outstanding                                                     -                     -
  Series C Convertible Preferred Stock:
    Par value--$.001,
    Authorized--2,000 shares
    Liquidation value--$1,000 per share
    None issued and outstanding                                                     -                     -
  Common Stock:
    Par value--$.001,
    Authorized--100,000,000 shares
    Issued and outstanding--22,704,368 and
      20,721,789 shares at July 31, 1998
      and 1997, respectively                                                      22,704                20,722
  Additional paid-in capital                                                  39,569,941            32,904,555
  Stock subscriptions                                                             63,440               135,518
  Deficit                                                                    (36,556,849)          (27,116,310)
                                                                            ------------          ------------
          Total stockholders' equity                                           3,099,614             5,944,863
                                                                            ------------          ------------
                                                                            $  7,110,930          $  9,562,433
                                                                            ------------          ------------
                                                                            ------------          ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997

                                                                                1998                  1997
                                                                             -----------           -----------
REVENUES:
  Technology products                                                        $   723,569           $ 2,482,921
  Other                                                                          193,167               132,846
                                                                             -----------           -----------
    Total operating revenues                                                     916,736             2,615,767
                                                                             -----------           -----------
OPERATING EXPENSES:
  General and administrative                                                   4,301,279             3,772,303
  Marketing and product development                                              637,889             2,006,406
  Research and development                                                     1,251,790               734,260
  Mining operations                                                              185,500             1,676,548
  Loss on impairment of assets held for sale                                   2,145,000                  -
                                                                             -----------           -----------
    Total operating expenses                                                   8,521,458             8,189,517
                                                                             -----------           -----------
OTHER (EXPENSE) INCOME:
  Interest expense, net                                                       (1,627,336)           (2,108,920)
  Loss on investment in Joint Venture                                            (82,059)                 -
  Other                                                                          (38,231)              (25,185)
                                                                             -----------           -----------
                                                                              (1,747,626)           (2,134,105)
                                                                             -----------           -----------
    Loss from continuing operations before
      income tax benefit and
      discontinued operations                                                 (9,352,348)           (7,707,855)

BENEFIT FOR INCOME TAXES                                                         487,624               597,000
                                                                             -----------           -----------
NET LOSS FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS                                                     (8,864,724)           (7,110,855)

DISCONTINUED OPERATIONS (NOTE 9)                                                (575,815)           (1,669,379)
                                                                             -----------           -----------
NET LOSS                                                                      (9,440,539)           (8,780,234)

ACCRETED DIVIDENDS                                                                  -                  857,143
                                                                             -----------           -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                                              $(9,440,539)          $(9,637,377)
                                                                             -----------           -----------
                                                                             -----------           -----------


BASIC AND DILUTED
   NET LOSS PER SHARE
  Continuing operations                                                      $     (0.40)          $     (0.43)
  Discontinued operations                                                          (0.03)                (0.09)
                                                                             -----------           -----------
    Net loss                                                                 $     (0.43)          $     (0.52)
                                                                             -----------           -----------
                                                                             -----------           -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                   21,922,748            18,640,000
                                                                             -----------           -----------
                                                                             -----------           -----------

  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997

                                                                Series A Convertible                  Series C Convertible
                                                                   Preferred Stock                       Preferred Stock
                                                             ---------------------------          --------------------------
                                                                Number          Par                 Number           Par
                                                              of Shares        Value               of Shares        Value
                                                             -----------    ------------          -----------    ------------
BALANCE, July 31, 1996                                         378,061      $        378             2,000       $          2

Stock issued in conversion of Series C Preferred Stock into
   Common Stock, including accreted dividends of $857,143          -                 -              (2,000)                (2)
Stock issued in conversion of Debt, including interest
   of $1,484,388, and net of $476,500 of offering costs            -                 -                 -                  -
Stock canceled related to acquisition of Final Frontier            -                 -                 -                  -
Stock issued for services rendered at prices ranging
   from $1.65 - $8.00 per share                                    -                 -                 -                  -
Stock canceled for services rendered                               -                 -                 -                  -
Issuance of stock for stock subscriptions purchased during 1996    -                 -                 -                  -
Proceeds from sale of stock through private placement
   offerings at prices ranging from $1.33 - $4.00 per
   share, net of $237,712 offering costs                           -                 -                 -                  -
Exercise of stock option                                           -                 -                 -                  -
Proceeds from sales of 3,983 shares of common
   stock subscriptions through private placement
   offerings in 1997 at $3.00 per share                            -                 -                 -                  -
Stock subscriptions of 8,333 shares of Common Stock through
   trade for services in 1997 at $2.00 - $3.15 per share           -                 -                 -                  -
Compensation expense related to stock options                      -                 -                 -                  -
Net Loss                                                           -                 -                 -                  -
                                                             ---------      ------------          ----------     ------------
BALANCE, July 31, 1997                                         378,061               378               -                  -

Stock issued in conversion of Debt, including interest
   and financing costs of $1,471,771                               -                 -                 -                  -
Stock issued for technology rights                                 -                 -                 -                  -
Stock issued for services rendered at prices ranging
   from $1.92 - $3.10 per share                                    -                 -                 -                  -
Stock canceled for services rendered                               -                 -                 -                  -
Issuance of stock for stock subscriptions purchased during 1997    -                 -                 -                  -
Exercises of stock options and warrants
   at prices ranging from $1.33 - $2.12 per share                  -                 -                 -                  -
Stock subscriptions of 45,990 shares canceled for
   refunds and services                                            -                 -                 -                  -
Stock subscriptions of 22,619 shares of Common Stock through
   trade for services in 1998 at $1.21 - $1.97 per share           -                 -                 -                  -
Compensation expense related to stock options                      -                 -                 -                  -
Net Loss                                                           -                 -                 -                  -
                                                             ---------      ------------          ----------     ------------
BALANCE, July 31, 1998                                         378,061      $        378                 -       $          -
                                                             ---------      ------------          ----------     ------------
                                                             ---------      ------------          ----------     ------------


                                                                 Common Stock
                                                               ------------------  Additional              Retained
                                                                 Number     Par     paid-in   Stock Sub-   earnings
                                                               of Shares   Value    Capital   scriptions   (deficit)     Total
                                                               ---------  ------- ----------- ----------  ------------ -----------
BALANCE, July 31, 1996                                         16,220,264 $16,220 $23,117,088  $ 771,298 $(17,478,933) $ 6,426,053

Stock issued in conversion of Series C Preferred Stock into
   Common Stock, including accreted dividends of $857,143       1,490,702   1,491     894,069        -       (857,143)      38,415
Stock issued in conversion of Debt, including interest
   of $1,484,388, and net of $476,500 of offering costs         2,173,122   2,173   5,105,715        -            -      5,107,888
Stock canceled related to acquisition of Final Frontier           (27,100)    (27)    (81,273)       -            -        (81,300)
Stock issued for services rendered at prices ranging

   from $1.65 - $8.00 per share                                   228,001     228     548,125        -            -        548,353
Stock canceled for services rendered                              (15,000)    (15)    (69,985)       -            -        (70,000)
Issuance of stock for stock subscriptions purchased during 1996   178,600     179     668,051   (668,230)         -            -
Proceeds from sale of stock through private placement
   offerings at prices ranging from $1.33 - $4.00 per
   share, net of $237,712 offering costs                          448,200     448   1,124,540        -            -      1,124,988
Exercise of stock option                                           25,000      25      33,225        -            -         33,250
Proceeds from sales of 3,983 shares of common
   stock subscriptions through private placement
   offerings in 1997 at $3.00 per share                               -       -           -       11,950          -         11,950
Stock subscriptions of 8,333 shares of Common Stock through
   trade for services in 1997 at $2.00 - $3.15 per share              -       -           -       20,500          -         20,500
Compensation expense related to stock options                         -       -     1,565,000        -            -      1,565,000
Net Loss                                                              -       -           -          -     (8,780,234)  (8,780,234)
                                                               ---------- ------- -----------   -------- ------------  -----------
BALANCE, July 31, 1997                                         20,721,789  20,722  32,904,555    135,518  (27,116,310)   5,944,863

Stock issued in conversion of Debt, including interest
   and financing costs of $1,471,771                            1,378,676   1,379   4,230,392          -            -    4,231,771
Stock issued for technology rights                                500,000     500   1,199,500          -            -    1,200,000
Stock issued for services rendered at prices ranging
   from $1.92 - $3.10 per share                                    55,370      55     119,410          -            -      119,465
Stock canceled for services rendered                               (3,000)     (3)          3          -            -            -
Issuance of stock for stock subscriptions purchased during 1997     1,533       1       4,598     (4,599)           -            -

Exercises of stock options and warrants
   at prices ranging from $1.33 - $2.12 per share                  50,000      50      88,550          -            -       88,600
Stock subscriptions of 45,990 shares canceled for
   refunds and services                                                 -       -      89,069    (96,419)           -       (7,350)
Stock subscriptions of 22,619 shares of Common Stock through
   trade for services in 1998 at $1.21 - $1.97 per share                -       -           -     28,940            -       28,940
Compensation expense related to stock options                           -       -     933,864          -            -      933,864
Net Loss                                                                -       -           -          -   (9,440,539)  (9,440,539)
                                                               ---------- ------- -----------   -------- ------------  -----------
BALANCE, July 31, 1998                                         22,704,368 $22,704 $39,569,941  $  63,440 $(36,556,849) $ 3,099,614
                                                               ---------- ------- -----------   -------- ------------  -----------
                                                               ---------- ------- -----------   -------- ------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  1998                    1997
                                                                               -----------            ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(9,440,539)           $ (8,780,234)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                654,592               1,409,350
      Provision for doubtful accounts                                                 -                    124,772
      Write-off of advances to officers
        and shareholders                                                            80,000                    -
      Stock issued and subscribed as
        consideration for services                                                 148,405                 498,853
      Imputed interest expense for notes payable
        and capital leases                                                          44,984                  80,847
      Interest and financing costs
        on convertible debt                                                      1,471,771               1,522,803
      Stock options issued to consultants and
        employees                                                                  933,864                 900,000
      Interest expense for stock options issued
        with convertible debentures                                                   -                    665,000
      Deferred taxes                                                              (489,224)               (597,000)
      Loss on impairment of assets held for sale                                 2,145,000                    -
      Loss on investment in Joint Venture                                           82,059                    -
      Loss on disposal of equipment                                                 10,159                  25,185
  Changes in assets and liabilities:
      Accounts receivable                                                          346,637                (518,124)
      Inventories                                                                   (3,316)               (195,365)
      Other current assets                                                          (8,482)                   -
      Accounts payable and accrued liabilities                                    (150,258)                411,994
      Amounts due to related parties                                               192,935                  28,420
                                                                               -----------             -----------
          Net cash used in operating activities                                 (3,981,413)             (4,423,499)
                                                                               -----------             -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (179,678)             (1,145,874)
  Investment in a Joint Venture                                                   (121,400)                   -
  Other                                                                           (191,408)               (309,368)
                                                                               -----------             -----------
          Net cash used in investing activities                                   (492,486)             (1,455,242)
                                                                               -----------             -----------

                                                                                  1998                    1997
                                                                               -----------            ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advances to officers/shareholders, net                                       $   (69,823)           $   (145,875)
  Payments of notes payable to
    shareholders/officers                                                             -                    (76,000)
  Net proceeds from issuance of convertible debt                                 2,835,000               3,623,500
  Net proceeds from Mortgage refinancing                                           401,333                    -
  Payments of notes payable                                                       (130,121)                (59,842)
  Payments on capital lease obligations                                            (20,227)                (50,000)
  Deposit on sale of discontinued operations                                       300,000                    -
  Net proceeds from issuance of stock and
    stock subscriptions                                                             81,250               1,170,188
                                                                               -----------             -----------
    Net cash provided by financing activities                                    3,397,412               4,461,971
                                                                               -----------             -----------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                        111,974                 (44,467)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                (964,513)             (1,461,237)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,025,076               2,486,313
                                                                               -----------             -----------
CASH AND CASH EQUIVALENTS, end of period                                       $    60,563             $ 1,025,076
                                                                               -----------             -----------
                                                                               -----------             -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-

  Cash paid during fiscal 1998 and 1997 for:
    Interest                                                                    $  118,200             $       506
    Income taxes                                                                $    1,600             $     1,600
                                                                               -----------             -----------
                                                                               -----------             -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Conversion of debt to Common Stock                                           $ 2,760,000             $ 4,100,000
                                                                               -----------             -----------
                                                                               -----------             -----------
  Stock issued for technology rights                                           $ 1,200,000             $      -
                                                                               -----------             -----------
                                                                               -----------             -----------

Capital lease obligation incurred in connection
    with lease purchase option on mining property                              $      -                 $   82,733
                                                                               -----------             -----------
                                                                               -----------             -----------

Property and equipment acquired with
    notes payable                                                              $   200,000             $   538,078
                                                                               -----------             -----------
                                                                               -----------             -----------

  Reduction of carrying value of property and
    equipment with notes payable and
    accounts payable                                                           $   112,954             $      -
                                                                               -----------             -----------
                                                                               -----------             -----------

  Financing costs funded by notes payable                                      $    40,055             $      -
                                                                               -----------             -----------
                                                                               -----------             -----------

  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1998

1.   ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

     a.   ORGANIZATION AND LINE OF BUSINESS

     American Technologies Group, Inc. (the Company or ATG), a Nevada corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. ATG also is involved in research and development of proprietary energy and environmental systems and services which offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial production and combustion processes.

     In 1994, ATG acquired 100 percent of the common stock of Final Frontier Publishing, Inc. (Final Frontier-now ATG Media, Inc.), a Minnesota corporation. Final Frontier develops and markets space and technology related publications, books and merchandise for the space professional, space enthusiast and educational markets. Final Frontier's principal publication is Final Frontier-TM- Magazine which was first published in 1986. In fiscal 1998, the Company decided to divest and discontinue operations for Final Frontier so as to more fully focus its resources on its core environmental technology (See Note 9).

     In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation (New Concept Mining). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, in fiscal 1998, the Company has decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and to sell off its mining properties and related milling equipment (See Note 7).

     b.   SIGNIFICANT BUSINESS RISKS

     Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) generate significant revenues through its existing assets and operating business, and (3) overcome significant product development issues. The Company plans to raise additional working capital through private offerings of debt and equity. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results.
     These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     c.   CONCENTRATION RISK

     The Company had one customer that represented 28 percent and 74 percent of total revenues for fiscal 1998 and 1997, respectively. During fiscal 1998, the Company discontinued sales to this customer and expects to replace this customer with other customers. Failure to secure other customers would have a material adverse affect on the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of ATG, and its wholly owned subsidiaries, Final Frontier and New Concept Mining. All material intercompany profits, transactions and balances have been eliminated in consolidation.

     b.   CASH AND CASH EQUIVALENTS

     Included in cash and cash equivalents at July 31, 1997 are time certificate of deposits of $1,021,000.

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

     e.   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from 3 to 7 years. Buildings are depreciated over 30 years. Equipment used for research activities are capitalized only if they have alternative uses within the Company. No depreciation or amortization was recognized for mining buildings or equipment as the buildings and equipment have not yet been placed in service and are currently being held for disposal (See Note 7).

     Ordinary repairs and maintenance costs are charged to current operations, while improvements and betterments which prolong the useful life of the asset are capitalized and depreciated over their estimated useful lives.

     Summary of property and equipment for fiscal year 1998 and 1997 are as follows:

                                               1998                1997
                                            ----------          ----------
            Land                            $  431,000          $  431,000
            Property and equipment           1,406,406           1,255,334
                                            ----------          ----------
                                            $1,837,406          $1,686,334
                                            ----------          ----------
                                            ----------          ----------

     f.   REVENUE RECOGNITION

     The Company recognizes revenue for its technology products upon shipment of goods to its customers.

     Sales of subscriptions to magazines are recorded as unearned revenue at the time the order is received. Proportionate shares of the unearned revenue are recognized as revenue when subscriptions are fulfilled.

     g.   RESEARCH AND DEVELOPMENT ACTIVITIES

     All costs of new technology acquisition and research and development are charged to operations as incurred.

     h.   PATENTS

     Patents cost included in other assets, consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight line basis over periods not exceeding 7 years.

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

     k.   NET LOSS PER SHARE

     Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year. The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" issued in February 1997. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 939,008 and 808,833 for fiscal year ended July 31, 1998 and 1997, respectively.

     l.   LONG-LIVED ASSETS, INCLUDING INTANGIBLE ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," the Company reviews, as circumstances dictate, the carrying amount of its mineral properties, intangible assets and other facilities. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

     As discussed in Notes 1 and 7, during 1998, the Company decided to discontinue its development of its mining properties and seek buyers for the properties and related milling equipment. Based upon preliminary offers received to date, the Company has recognized an impairment loss of $2,145,000 in the carrying value of assets held for sale due to carrying value of these assets being in excess of estimated sale price.

     During 1997, the Company recognized an impairment loss of $792,723 in the carrying value of goodwill associated with the purchase of Final Frontier, due to projected undiscounted cash flows of ATG Media being insufficient to recover the carrying value at July 31, 1997.

     Management believes that the impairment losses recorded on long-lived assets, including mining and intangible assets, are adequate. However, there can be no assurance that market conditions will not change or needs for existing products will continue which could result in additional asset impairments.

     m.   RECLASSIFICATIONS

     Certain amounts in the July 31, 1997 consolidated financial statements have been reclassified to conform to current year presentation.

     n.   USE OF ESTIMATES

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

     o.   NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standards in the fiscal year ending July 31, 1999. These new standards will not have a material impact on the consolidated financial statements.

3.   DEBT

Notes payable are summarized as follows as of July 31, 1998 and 1997:

                                                                         1998                   1997
                                                                      ----------            ----------
     Anthony Selig                                                    $  608,225            $  555,000
     North Tem, net of imputed interest
       of $72,767 and $84,828 at
       July 31, 1998 and 1997, respectively                              127,233               115,172
     Crown, net of imputed interest
       of $25,126 and $58,049 at
       July 31, 1998 and 1997, respectively                              314,874               331,951
     Note payable with monthly payments
     of interest at 12.95 percent, with a
     balloon payment of $877,500 due
     June 1, 2000, secured by property                                   877,500               481,250
     Other                                                                32,947                46,985
                                                                      ----------            ----------
                                                                       1,960,779             1,530,358
     Current portion                                                     372,824               585,342
                                                                      ----------            ----------
                                                                      $1,587,955            $  945,016
                                                                      ----------            ----------
                                                                      ----------            ----------

Maturities of notes payable at July 31, 1998, are as follows:

     1999                                                                                   $  372,824
     2000                                                                                    1,587,955
                                                                                            ----------
                                                                                            $1,960,779
                                                                                            ----------
                                                                                            ----------

The following notes were assumed in the New Concept Mining acquisition:

     ANTHONY SELIG

     Notes payable of $125,000 and $600,000 were issued to Anthony Selig which are secured by a first deed of trust on the property and equipment sold by Mr. Selig. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773, with principal payments of $120,000 due each year beginning on June 14, 1996 through June 14, 2000. During 1998, the above notes were amended and the outstanding principal amounts are due with $100,000 of principal and accrued interest payments in fiscal 1999 and the remaining principal plus accrued interest due March 15, 2000.

     In fiscal 1997, in connection with a consulting agreement with Dixie Exploration Corp. (Dixie - A Company owned by Anthony Selig), the
     Company issued 20,000 shares of common stock (valued at $1.80) as full satisfaction for consultation services rendered in connection with mining operations. Included in mining expenses in the consolidated statement of operations is $36,000 related to the issuance of these shares for fiscal 1997.

     NORTH TEM

     The note payable requires payments of $20,000 on October 5, 1998, $5,000 each quarter beginning January 5, 2000, through July 5, 2005, and the remaining balance of $65,000 on October 5, 2005. In addition, North Tempiute Mining and Development Corporation (North Tem) is entitled to receive a 2.5 percent net smelter royalty on all mining output from the property. Subsequent to year end, the Company did not make the payment due on October 5, 1998 and is currently in default.

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

4.   CONVERTIBLE DEBENTURES

     In September 1996, the Company issued $700,000 of 8 percent Convertible Debentures (8 percent Debentures), maturing September 30, 1998, with a conversion price equal to 80 percent of the average closing bid price for the five trading days prior to conversion of the common stock. The 8 percent Debentures plus accrued and imputed interest were converted into 424,496 shares of common stock in fiscal 1997. Imputed interest of $187,550 was recorded as interest expense in connection with the 20 percent discount from market as of July 31, 1997.

     In November, 1996, the Company issued $1,400,000 of 7 percent Convertible Debentures (7 percent Debentures), maturing November 1,

     1999, with a conversion price equal to 70 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The 7 percent Debentures plus accrued and imputed interest were converted into 1,046,967 shares of common stock in fiscal 1997. Imputed interest of $618,796 was recorded as interest expense in connection with the 30 percent discount from market as of July 31, 1997.

     In March, 1997, the Company issued $2,000,000 of 7.5 percent Convertible Debentures (7.5 percent Debentures) maturing March 1, 2000 with a conversion price equal to the lower of 120 percent of market price on the closing or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The 7.5 percent Debentures plus accrued and imputed interest were converted into 701,659 shares of common stock in fiscal 1997. Imputed interest of $678,042 was recorded as interest expense in connection with the 25 percent discount from market as of July 31, 1997.

     In fiscal 1997, the Company recognized interest expense of approximately $665,000 related to options granted to non-employees in connection with the convertible debentures. The options are recorded at their fair market value in accordance with SFAS 123.

     In October, 1997, the Company issued $3,225,000 of 7.5 percent Convertible Debentures (Debentures), maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the Common Stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the Common Stock for the five trading days prior to conversion. In connection with the anticipated 25 percent discount from market, the Company recorded imputed interest of $1,075,000 in fiscal 1998. During fiscal 1998, an aggregate of $3,150,000 of Debentures plus accrued interest of $6,771 were converted into 1,378,676 shares of Common Stock. As of July 31, 1998, $75,000 of the Debentures were outstanding.

5.   TECHNOLOGY RIGHTS

     On November 1, 1992, the Company acquired from four inventors the patented technology for a method of disbursing an airborne combustion enhancer into an engine for $200,000 (Clean Air Pac or CAP) and a fee of five percent of the wholesale sales price of the CAP system. Additionally, the agreement called for the potential issuance of Series A Preferred Stock based upon the achievement of certain revenue levels. During fiscal 1994 and 1995, the Company issued 160,000 and 218,061 shares of Series A Preferred Stock, respectively, under this agreement. In fiscal 1996, an inventor's rights were acquired in exchange for an option to acquire 400,000 shares of Common Stock.

     Under the 1992 agreement pursuant to which the Company acquired the right to use the Clean Air Pac, the Company was required to pay a 1.25 percent cash royalty plus up to one million shares of Series A Convertible Preferred Stock to BWN based upon sales of The Force. On August 5, 1997, in exchange for 500,000 shares of Common Stock valued at

     $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation (together BWN), to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight line basis over a period of three years. Included in selling and general expenses is amortization expense of $400,000 for the year ended July 31, 1998.

6.   CAPITAL STOCK

     a.   COMMON STOCK

     The Company issued 55,370 and 213,001 shares of common stock for services rendered valued at $119,465 and $478,353 during 1998 and 1997, respectively. All shares issued were valued at the average estimated market value at date of issuance.

     b.   PREFERRED STOCK

     ATG authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

     The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock (Series A Stock). The Series A Stock receives a ten percent higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 1998, 378,061 shares of Series A Stock were outstanding, no shares having been converted. The outstanding shares were issued under the CAP agreement (See Note 5).

     The Company has authorized 500,000 shares of Series B Convertible Preferred Stock (Series B Stock). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. As of July 31, 1998, there are no Series B Stock issued and outstanding.

     The Company has authorized 2,000 shares of Series C Convertible Preferred Stock (Series C Stock). The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, converts to Common Stock at a 30 percent discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. During 1997 all of the outstanding Series C Stock was converted into 1,490,702 shares of Common Stock. Accreted dividends of $857,143 was recorded in connection with the 30 percent discount to market.

     c.   STOCK OPTION PLANS

     During fiscal 1994, the Company adopted the 1993 Incentive Stock Option Plan (Incentive Plan) and the 1993 Non-Statutory Stock Option Plan (Non-Statutory Plan) to grant options to purchase up to a maximum of ten percent of the total outstanding Common Stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent stockholder (as defined in the Incentive Plan), shall be at least one hundred ten percent of the fair market value of Common Stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

     Transactions involving the plans are summarized as follows:

                                                              Weighted
                                                               Average
                                                               Exercise
                                                Number          Price           Exercise Price
                                              of Shares        Per Share            Per Share
                                              ---------        ----------      ----------------
     Outstanding at July 31, 1996             1,414,000          $3.02           $1.50 - $6.25
         Granted                                513,000          $1.70                   $1.70
         Exercised                                -                -                   -
         Canceled                               131,000          $4.01           $1.50 - $6.25
                                              ---------          -----           -------------
     Outstanding at July 31, 1997             1,796,000          $2.58           $1.50 - $6.25
         Granted                                736,000          $2.44           $1.50 - $3.30
         Exercised                                -                -                   -
         Canceled                               948,000          $2.57           $1.50 - $5.00
                                              ---------          -----           -------------
     Outstanding at July 31, 1998             1,584,000          $2.51           $1.50 - $6.25
                                              ---------          -----           -------------
                                              ---------          -----           -------------

     At July 31, 1998 and 1997, 1,374,063 and 311,875 options, respectively, have vested and have a weighted average exercisable price of $2.60 and $2.84 per share and an exercise price ranging from $1.50 to $6.25 per share at July 31, 1998 and 1997, respectively. The weighted average fair value of options granted is $0.41 and $1.86 per share at July 31, 1998 and 1997, respectively.

     As of July 31, 1998, outstanding options have an estimated weighted-average remaining contractual life of 5.62 years.

     Transactions involving options and warrants not covered by the plans are summarized as follows:

                                                              Weighted
                                                              Average
                                                              Exercise
                                               Number          Price           Exercise Price
                                             of Shares        Per Share            Per Share
                                             ---------        ---------        --------------
     Outstanding at July 31, 1996            3,375,800          $2.83           $1.00 -$10.07
         Granted                             2,514,698          $3.01           $1.08 - $4.06
         Exercised                              25,000          $1.33                   $1.33
         Canceled                            1,457,600          $2.90           $1.00 -$10.00
                                             ---------          -----           -------------
     Outstanding at July 31, 1997            4,407,898          $2.90           $1.08 -$10.07
         Granted                             2,459,875          $1.92           $0.97 - $3.50
         Exercised                              50,000          $1.99           $1.33 - $2.12
         Canceled                              782,000          $2.88           $2.00 - $3.00
                                             ---------          -----           -------------
     Outstanding at July 31, 1998            6,035,773          $2.53           $0.97 -$10.07
                                             ---------          -----           -------------
                                             ---------          -----           -------------

     As of July 31, 1998 and 1997, 4,414,773 and 1,980,398, respectively, options and warrants have vested and have a weighted average exercisable price and an exercise price ranging from $0.97 to $0.07 per share at July 31, 1998 and 1997 of $2.76 and $3.06 per share and an exercise price ranging from $0.97 to $0.07 per share, respectively. The weighted-average fair value of options granted is $1.41 and $1.98 per share at July 31, 1998 and 1997, respectively. As of July 31, 1998, outstanding options have an estimted weighted-average remaining contracted life of 6.36 years.

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) issued in October 1995. In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation expense for options issued to employees when the grant price is equal to or more than the market price. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                   1998                   1997
                                                               -------------          ------------
           Net loss attributable to Common
              stockholders - as reported                         $(9,440,539)          $(9,637,377)
           Net loss attributable to Common
              stockholders - pro forma                          $(10,615,359)         $(10,628,216)
           Loss per share - as reported                               $(0.43)               $(0.52)
           Basic and diluted loss per share pro-forma                 $(0.48)               $(0.57)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro-forma compensation expense may not be representative of the cost to be expected in future years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

           Expected dividend yield                                     0%
           Expected stock price volatility                           112%
           Risk free interest rate                                   5-6%
           Expected life of option                                1 to 5 years

     Total expense charged against operations for options granted to non-employees (in accordance with SFAS No. 123) was approximately $759,000 and $900,000 for fiscal year 1998 and 1997, respectively. Total expense charged against operations in fiscal year 1998 for options granted to employees and non-employees at grant prices lower than market price at the date of grant was approximately $175,000.

     d.   STOCK SUBSCRIPTIONS

     As of July 31, 1998, the Company had not issued 45,119 shares of Common Stock sold under private placements and for services at prices ranging from $1.21 - $3.00 per share totaling $63,440. During 1998, 1,533 shares valued at $4,599 relating to prior year subscriptions were issued.

     e.   STOCK WARRANTS

     At December 2, 1996, the Company entered into an agreement with a consultant for future services in exchange for 160,000 warrants to purchase 160,000 shares of the Company's Common Stock exercisable at $2.12 per share. The warrants will expire in five years and vest at various times as defined in the agreement. At July 31, 1997, 80,000 warrants have vested. During 1998, 30,000 warrants were exercised and 80,000 warrants were canceled.

     f.   FINAL FRONTIER

     In fiscal year 1997, due to the lower than expected operating results of Final Frontier, certain previous shareholders of Final Frontier agreed to return 27,100 shares of Common Stock valued at $81,300. The Company reduced goodwill recorded on this transaction and stockholders equity by $81,300 for fiscal 1997 as reflected in the accompanying consolidated financial statements.

7.   MINERAL PROPERTIES

     a.   MANHATTAN PROJECT

     In a series of transactions commencing on November 2, 1994, New Concept Mining purchased mining claims located in the Manhattan Mining District, Nye Country, Nevada (Manhattan) for $10,000 and a $490,000 non-interest bearing note (See Note 3). In December, 1994, New Concept Mining purchased the Keystone and April Fool Mining claims, Whitecap tailings, and mining and milling equipment in Manhattan from Anthony Selig in exchange for two notes payable totaling $725,000 (See Note 3). New Concept Mining no longer plans to develop this property but instead plans to sell, lease or otherwise dispose of its investment.

     b.   MINING LEASE

     In connection with their plans to dispose of the property, in November, 1997, New Concept Mining, a wholly-owned subsidiary of the Company, entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. (Royal Gold). Royal Gold has an exclusive mining lease for three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property. Royal gold will assume landowner payments totaling $875,000 over a four year period ($100,000 of which has been paid to landowners by Royal Gold through July 31, 1998 and accounted for as other income) and incur a minimum of $250,000 yearly for exploration and development costs on the property. These payments are credited against royalty payments. Royal Gold is also granted an option to purchase the property for $3,475,000 prior to November 30, 2001. Royalty and landowner payments are credited against the purchase price.

     c.   TEMPIUTE PROJECT

     On October 5, 1994, New Concept Mining purchased mining claims from North Tem for a non-interest bearing note of $200,000 (Note 3). In addition, North Tem is entitled to a 2.5 percent net smelter royalty (as defined). In the December 1994 transaction with Mr. Selig, as discussed above, New Concept Mining also received equipment and a mill for the Tempiute site. On March 8, 1995, New Concept Mining purchased mining claims and mill sites from Teledyne. The Teledyne claims are adjacent to the North Tem claims. New Concept Mining no longer plans to develop this property but plans to sell, lease or otherwise dispose of its investment. As of July 31, 1998, the Company has not entered into any finalized agreements to sell or otherwise dispose of its investment. However, management has received non-binding offers which indicate that the carrying amount of these assets will exceed net realizable value by $2,145,000. Therefore, the Company has recorded an impairment charge of $2,145,000 in the July 31, 1998 accompanying statement of operations.

     d.   ASSETS HELD FOR SALE

     As of July 31, 1998 and 1997, respectively, assets held for sale, net of impairment write-down consists of the following:

                                                       1998               1997
                                                     ----------        ----------
                  Tempiute property                  $  560,000        $  755,000
                  Manhattan property
                    and equipment                     3,365,051         5,228,005
                                                     ----------        ----------
                                                     $3,925,051        $5,983,005
                                                     ----------        ----------
                                                     ----------        ----------

8.   JOINT VENTURE

     In February, 1998, the Company formed a joint venture with approximately 27% ownership interest, which will be accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary IE-TM- crystals. Sales of these products commenced in June 1998. The Company made an initial investment of $124,100 in the joint venture. The Company's share of net loss from this joint venture was approximately $82,000 during the year ended July 31, 1998. The net assets of the joint venture were approximately $76,000 as of July 31, 1998.

     As of July 31, 1998, the Company had approximately $40,000 in accounts receivable due from the joint venture. Included in the Consolidated Statement of Operations are $36,000 of sales and $53,000 of other income relating to the joint venture during the year ended July 31, 1998.

9.   DISCONTINUED OPERATIONS

     On June 23, 1998, the Company entered into an agreement with a former officer-shareholder to sell the stock of ATG Media, Inc. for $500,000. The closing date was initially set as August 15, 1998, but has been extended by the parties. The sale is contingent on the sale of 2,250,000 shares of the former officer's common stock to an unrelated third party for proceeds of at least $2,000,000. If the former officer's stock is not purchased, the Company is obligated to return the amount of purchase price paid in cash or shares of ATG's Common Stock valued at $0.89 per share. As of July 31, 1998, the Company received $300,000 of the purchase price, which is included in current liabilities in the accompanying financial statements.

     Included in assets of discontinued operations are inventories and accounts receivable. Included in liabilities of discontinued operations are accounts payable and deferred subscription revenue.

     Loss from operations of discontinued operations are approximately $576,000 and $1,669,000 for fiscal 1998 and 1997, respectively. The Company estimates that the purchase price less the carrying value and costs of disposal will not result in a loss on the disposal.

10.  RELATED PARTY TRANSACTIONS

     During 1997, the Company issued Mr. Robert W. Carroll (a shareholder) 33,000 shares at $3.03 per share for consulting services.

     During fiscal 1998 and 1997, the Company incurred expenses to related parties and shareholders principally for consulting fees of approximately $666,000 and $992,000, respectively.

     During 1998, the Company issued Mr. Robert Carrol and BWN 500,000 shares for technology rights (see Note 5).

     Included in amounts due to related parties is $135,000 due to an officer secured by property.

11.  INCOME TAXES

     A Federal benefit for income taxes of $487,624 and $597,000 were recorded in fiscal year 1998 and 1997, respectively, due to a write-down of the book value of mining property and equipment and the losses incurred by New Concept Mining subsequent to the New Concept Mining acquisition, which can be offset against the mineral properties basis differences established in connection with the New Concept Mining acquisition.

     Net temporary differences of the consolidated group at July 31, 1998 and 1997, consisted of the following:

                                                                             1998                   1997
                                                                          -----------           -----------
      Deferred tax assets:
        Net operating loss carry-forward                                  $10,709,000           $ 7,304,000
        Short term deferred tax assets                                        201,000               232,000
        Long term deferred tax assets                                       1,855,000             1,588,000
        Valuation allowances                                              (11,417,776)           (8,266,000)
                                                                          -----------           -----------
                                                                            1,347,224               858,000
                                                                          -----------           -----------
      Deferred tax liabilities:
        Buildings and equipment basis differences                            (587,000)             (587,000)
        Mineral properties basis differences                                 (760,224)             (760,224)
                                                                          -----------           -----------
                                                                           (1,347,224)           (1,347,224)
                                                                          -----------           -----------
      Net deferred tax liability                                          $      -              $  (489,224)
                                                                          -----------           -----------
                                                                          -----------           -----------

     As of July 31, 1998, the Company had approximately $9,818,000 of Federal net operating loss carryforwards, which will expire in fiscal years ending 2006 to 2013. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of research and development and purchases acquired through the issuance of stock. Under SFAS No. 109 "Accounting for Income Taxes", the Company has recorded valuation allowances against the realization of its deferred tax assets as there is no assurance that the net operating losses will be utilized to reduce the amount of future taxes due, if any. Deferred tax assets consist primarily of differences in accounting between book and tax for losses on marketable equity securities, deferred revenue, compensation expense and impairment in the carrying value of assets. Deferred tax liabilities relate principally to the differences in basis for financial reporting purposes and tax purposes of mining property and equipment and mineral rights acquired in connection with the New Concept Mining acquisition.

     A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carry forwards which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change that are claimed within the five year period after such ownership change may also be limited. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use certain tax attributes could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1998, could have a material adverse impact on the Company's consolidated financial position or results of operations.

12.   COMMITMENTS AND CONTINGENCIES

     a.   EMPLOYMENT AGREEMENTS

     The Company has employment agreements with several principal officers and employees. The agreements call for minimum salary levels as well as, in some cases, bonuses.

     Maximum payments (excluding potential bonuses) under all employment agreements for fiscal 1999 is approximately $457,000.

     b.   CAPITAL LEASES

     The Company leases certain mining properties which qualify as capital leases. Minimum lease payments under the terms of the lease agreement are as follows:

                  Year Ending July 31,
                  1999                                                 $ 50,000
                  2000                                                   50,000
                  2001                                                   50,000
                  2002                                                  235,000
                                                                       --------
                                                                        385,000

                  Less: amounts representing
                    interest                                             79,572

                  Current portion less interest                          22,344
                                                                       --------
                                                                       $283,084
                                                                       --------
                                                                       --------

     c.   MINING

     The Company is subject to certain payment provisions of the Mining Law of 1872, as amended, in order to maintain its interest in its unpatented mining claims. These provisions include an annual holding fee of $100 per unpatented claim which must be paid for each year before September 1.

     The Company has assumed annual lease payments of $20,000 related to the mining claims purchased from Crown. The agreement may be renewed each year with the payment of the annual lease amount. These payments reduce amounts due under the Crown note payable. In addition, in connection with the acquisition of the Crown mining claims, the Company is obligated to pay production royalties on certain claims of three to five percent (as defined) for all ores and minerals mined and sold. Lease payments made from inception of these leases and advance royalties paid may be used to offset royalties due, if any. As of July 31, 1998, approximately $430,000 of lease payments and advance royalties have been made which may be used to offset any future royalties.

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

     During fiscal 1997, the Company completed payments of $150,000, in the aggregate, to Dr. Lo (an officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG's net profits, if any, from the exploitation of Basers through July 21, 1999, and issuance of the Series A Preferred Stock as discussed above. The acquired option expires one year after evidence of unencumbered title to the Baser Technology is provided to the Company.

     e.   CONSULTING AGREEMENT

     On June 2, 1998, the Company entered into a consulting agreement for services. Included in Stock Subscriptions are 20,619 subscribed shares valued at $25,000 for a retainer for services which were issued subsequent to year end. Under the term of the agreement, the Company issued 500,000 shares of ATG Common Stock subsequent to year end. Additionally, the agreement calls for a monthly retainer of $10,000 and expires May 31, 1999.

13.  INDUSTRY SEGMENT INFORMATION

The Company's principal remaining business segment is Technology Products (The Force, Waste Water Treatment).

Financial information about industry segments as of and for the year ended July 31, 1998 and 1997, is as follows:

                                                            1998                  1997
                                                         ----------            ----------
     Operating revenues:
       Technology products                               $  723,569            $2,482,921
       Corporate                                             40,305                  -
       Mining                                               152,862               132,846
                                                         ----------            ----------
     Total operating revenues                            $  916,736            $2,615,767
                                                         ----------            ----------
                                                         ----------            ----------

     Operating Loss:
       Technology products, including
         research and development                        $1,166,113            $  257,745
       Mining-including impairment                        2,177,638             1,543,702
       Corporate expenses                                 4,260,974             3,772,303
                                                         ----------            ----------
     Net operating loss                                  $7,604,722            $5,573,750
                                                         ----------            ----------
                                                         ----------            ----------

     Identifiable assets
       Technology products                               $1,575,512            $1,073,456
       Assets of discontinued operations                    134,401               164,097
       Mining assets held for sale                        3,925,051             5,983,005
       Corporate and other                                1,475,966             2,341,875
                                                         ----------            ----------
     Total                                               $7,110,930            $9,562,433
                                                         ----------            ----------
                                                         ----------            ----------

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

14.  SUBSEQUENT EVENTS

     CONVERTIBLE DEBENTURES

     During October and November 1998, the Company issued $500,000 in aggregate of 6 percent convertible subordinated debentures, maturing November 1, 2003. Interest is payable semiannually commencing May 1,
     1999 or upon conversion. The principal and accrued interest is convertible into shares of ATG Common Stock at the lower of a fixed conversion price equal to 115 percent of the average closing bid price of the Common Stock during the five trading days preceding the date of issuance or a variable conversion price equal to 75 percent of the average closing bid price of ATG Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 50,000 shares of ATG Common Stock at $0.75 per share.

     CONSULTING AGREEMENT

     During August 1998, the Company entered into a consulting agreement for services. Under the terms of the agreement, the Company issued 500,000 shares of ATG Common Stock.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of July 31, 1998 are listed below, together with brief accounts of their business experience and
certain other information.   Subsequent to July 31, 1998, Mr. Kingon resigned
and Mr. McCarthy was appointed to fill the resulting vacancy on the Board of Directors.

Name               Age   Present Office or Position   Year First Elected Director
----               ---   --------------------------   ---------------------------
Lawrence J. Brady  59     Chairman of the Board of              1997
                          Directors, Chief Executive
                          Officer

Shui-Yin Lo        57     Director of Research and              1993
                          Development and a Director

William Odom       66     Director                              1997

Terry Wachsner     49     Director                              1997

Alfred Kingon      66     Director                              1997

Charles McCarthy   59     Director                              1998

Harold Rapp        52     Chief Operating Officer                ---
                          Chief Financial Officer

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

HAROLD RAPP: has been Chief Operating Officer since March, 1997, and Chief Financial Officer/Treasurer since December, 1997. Mr. Rapp was formerly a principal and Executive Vice President of Baltres-Valentio Associates, a larger Arizona based consulting engineering firm, whose clients included, Intel, Signetics, AT&T, Heitman Properties, Motorola, Carborundum and Arizona State University. He is a successful inventor of vacuum distillation and desalination technology who served on ATG's Advisory Board prior to formerly joining the Company in March, 1997.

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

TERRY WACHSNER: is President of Kennedy Wilson Management, one of the largest commercial property management firms in the United States. He has held the position since 1994 and had other positions with the firm since 1982. He is a member of The National Advisory Council of Building Owners and Managers Association International.

CHARLES MCCARTHY: is Counsel to the law firm of O'Conner & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm. Previously, he served as managing partner of several law firms. Mr. McCarthy recently completed a four year term as General Counsel to the National Association of Corporate Directors.

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

SECTION 16(b) BENEFICIAL OWNERSHIP COMPLIANCE

Based upon the Company's review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, Lawrence J. Brady, Terry Wachsner, William Odom and Harold Rapp failed to timely file one Form 5 as to 2, 2, 2 and 1 transactions, respectively. Additionally, Lawrence J. Brady, John Collins and David Gann failed to timely file 2, 1 and 1 Form 4, respectively, and John Collins and David Gann failed to file 1 Form 4.

ADVISORY BOARD:

The Company's Advisory Board consists of renowned scientists or businessmen in technological fields who have agreed to be available for scientific or other consultations when needed. Board members will be compensated at individually determined hourly rates and will be granted options to acquire 2,500 shares of Common Stock at fair market value on the date of grant. Presently, ten individuals have agreed to serve as Advisors and the Company is discussing appointment to the Advisory Board with additional people. The following is summary background information on the twelve people who have agreed to serve on the Advisory Board. There can be no assurance that these people will actually serve on the Advisory Board for any particular length of time.

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

GARY A. WILLIAMS: holds a Ph.D. in Physics from the University of California, Berkeley (1974). Since 1984 he has been a Professor of Physics at the University of California, Los Angeles. From 1978 to 1982 he was a Alfred P. Sloan Foundation Fellow.

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

VIJAY K. DHIR: holds a Ph.D. in Mechanical Engineering from the University of Kentucky, Lexington (1972). Since 1991 he has been a Professor , Mechanical, Aerospace and Nuclear Engineering Department, University of California, Los Angeles. Dr. Dhir has served as a referee of numerous journals and has acted as a consultant to many entities including the Nuclear Regulatory Commission, Rockwell International, General Electric Corporation, Los Alamos National Laboratory and Brookhaven National Laboratory.

WILLIAM MACKENZIE (KEN) CURRIE: holds a Ph.D. in Experimental Nuclear Physics from Glasgow University, Scotland (1961). He is well recognized for his contributions in renewable energy programs for Great Britain and the United States. He has been pivotal in developing corporate business and scientific relationships among United States governmental agencies, national laboratories and the World Bank.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1996, 1997, and 1998.

                             SUMMARY COMPENSATION TABLE


                                                                     Long Term
                                                                    Compensation
                                                                    ------------
    Name & Principal Position      Year       Annual Salary        Stock Options
    -------------------------      ----       -------------        -------------
  Lawrence Brady                   1998        $181,712              500,000 (1)
    Chairman of the Board and
    Chief Executive Officer        1997          55,000 (2)          500,000 (3)

                                   1996            --                    --

  John Collins                     1998        $ 92,381                  --
    Former: Chairman of the
    Board, Chief Executive         1997         252,492              250,000 (4)
    Officer and Treasurer                                             70,000 (5)

                                   1996         189,459               97,500 (6)

  Shui-Yin Lo                      1998        $163,882                  --
    Director of Research &
    Development and a Director     1997         151,576              250,000 (4)
                                                                      45,000 (7)

                                   1996         136,625               40,000 (8)

  Harold Rapp                      1998        $157,530              400,000 (1)
    Chief Operating Officer and
    Chief Financial Officer        1997          51,800 (9)          100,000 (4)

                                   1996           (10)                   --

  Jim Nicastro                     1997        $161,632                  --
    Vice President
                                   1997         161,632              250,000 (4)
                                                                      40,000 (7)

                                   1996         164,497              600,000 (11)
                                                                      24,500 (8)

  John M. Dab                      1998        $157,283                  --
    General Counsel and
    Secretary                      1997         145,333               20,000 (7)

                                   1996          67,308 (12)          90,000 (13)
                                                                      25,000 (8)

    ----------------------
(Footnotes are on the following page.)

(Footnotes from prior page.)

(1) The exercise price of these options is $1.50 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1998.

(2) Does not include $40,000 paid to Mr. Brady as consulting fees prior to his employment by the Company.

(3) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. One quarter of the options vested and the unvested portion was canceled and replace with the option granted in fiscal 1998.

(4) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing March, 1997.

(5) The exercise price of these options is $1.87 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1998.

(6) The exercise price of these options is $1.65 per share, 10% above the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1996.

(7) The exercise price of these options is $1.70 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing January, 1998.

(8) The exercise price of these options is $1.50 per share, the estimated fair market value on the date of grant. The options vest at the rate of 25% per year commencing August, 1996.

(9) Does not include $33,200 paid to Mr. Rapp as consulting fees prior to his employment by the Company.

(10) Does not include $35,000 paid to Mr. Rapp as consulting fees during the fiscal year.

(11) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant; 500,000 options were voluntarily surrendered in March, 1996.

(12) Does not include $64,250 paid to Mr. Dab during the fiscal year as legal fees prior to his employment by the Company.

(13) The exercise price of these options is $3.00 per share, the estimated fair market value on the date of grant. Options for 30,000 shares of Common Stock have vested and 30,000 options vest upon the occurrence of certain events relating to sales of The Force and 30,000 options vest upon listing of the Company's Common Stock on a stock exchange.

                           OPTIONS GRANTED IN FISCAL 1998

                                                 Percent of Total
                       Number of Securities     Options Granted to
                       Underlying Options          Employees in
       Name                 Granted                 Fiscal 1998        Exercise Price        Expiration Date
       ----            --------------------     ------------------     --------------        ---------------
 Lawrence J. Brady          500,000                    46.5                 1.50             December 31, 2007

 Harold Rapp                400,000                    37.2                 1.50             December 31, 2007


                           OPTION VALUES AT JULY 31, 1998

                   Number of Securities Underlying   Value of in-the-money Options
                      Options at July 31, 1998              at July 31, 1998
                   -------------------------------   -----------------------------
        Name         Exercisable   Unexercisable      Exercisable  Unexercisable
        ----         -----------   -------------      -----------  -------------
 Lawrence J. Brady     250,000        375,000              0             0

 Shui-Yin Lo         1,012,500*       157,500              0             0

 Harold Rapp           160,000        360,000              0             0

 Jim Nicastro          351,875        151,125              0             0

 John M. Dab           113,750        76,250               0             0

 John Collins          623,125           0                 0             0

___________________
* Includes 450,000 options grant to Dr. Lo in connection with the sale to the Company of certain technology rights.


Effective January 1, 1998, the Company entered into one year employment agreements with Messrs. Brady, Rapp, Dab and Nicastro and Dr. Lo at annual salaries of $180,000, $165,000, $154,000, $153,450 and $159,880, respectively.
As additional compensation, Messrs. Brady and Rapp were granted options to purchase 500,000 shares of Common Stock and 400,000 shares of Common Stock, respectively, at $1.50 per share under their employment agreements. The options vest in quarterly installments on January 1, 1998, 1999, 2000 and 2001.

Each employment agreement provides for early termination by the Company for "cause," which includes final conviction of the employee of a felony involving willful conduct materially detrimental to the Company or the final adjudication of the employee in a civil proceeding for acts or omissions to act involving willful conduct detrimental to the Company, and for "good reason" by the employee, which includes the diminution of employee's title, responsibilities or status, or reduction in pay or benefits. In addition, each agreement provides for the payment of three months salary if the employee terminates his employment in connection with a Change of Control as defined in the agreement or one year's salary in the event the Company terminates the employee during the period commencing 90 days before and ending 180 days after the Change of Control. Change of Control is defined as an event or series of events that would be required to be described as a change in control of the Company in a proxy or information statement distributed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated hereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

Directors of the Company who are employees do not receive compensation for serving as such; non-employee Directors receive $7,500 and an option to purchase 25,000 shares of Common Stock at the fair market value on the day of appointment (or anniversary thereof) per year which vest at the rate of 2,000 shares per month with 3,000 shares vesting in the twelfth month. All Directors hold office until the next annual meeting of the shareholders or until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors.

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

STOCK OPTION PLANS

The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 31, 1998, 1,584,000 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

Incentive Stock Options covering 50,000 shares exercisable at $6.25 per share, 11,000 shares exercisable at $5.00 per share, 337,000 shares exercisable at $3.00 per share, 227,000 shares exercisable at $1.70 per share and 165,250 shares exercisable at $1.50 per share and Non-Statutory Stock Options covering 140,000 shares exercisable at $3.30 per share, 322,500 shares exercisable at $3.00 per share, 35,000 shares exercisable at $1.87 per share, 87,500 shares exercisable at $1.70 per share, 73.125 shares exercisable at $1.65 per share and 135,625 shares exercisable at $1.50 per share have been granted and not canceled or exercised. As of October 31, 1998, Options covering an additional 788,559 shares may be issued under the Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 1, 1998 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

                                Amount and Nature                Percent
Name and Address           of Beneficial Ownership (1)           of Class
----------------           ---------------------------           --------
Lawrence J. Brady (2)                 268,000  (3)                   1.1

Shui-Yin Lo (2)                     1,023,000  (4)                   4.2

Charles McCarthy (2)                   16,000  (5)                     *

William Odom (2)                       32,000  (5)                     *

Terry Wachsner (2)                     32,000  (5)                     *

Harold Rapp (2)                       151,500  (6)                     *

Jim Nicastro (2)                      398,900  (7)                   1.6

John M. Dab (2)                       134,500  (8)                     *

All officers and                    2,025,900                        7.8
directors as a group
(8 persons) (5) (6) (7) (8) (9)

-------------------------------
*  Less than 1 percent.

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) The address of each of these persons is c/o American Technologies Group, Inc., 1017 South Mountain Avenue., Monrovia, CA 91016.

(3)  Includes 250,000 shares issuable upon exercise of options.

(4) Includes 197,500 shares issuable upon exercise of Incentive Stock Options and 825,000 shares issuable upon exercise of other options.

(5)  Represents shares issuable upon exercise of options.

(6)  Includes 150,000 shares issuable upon exercise of options.

(7) Includes 3,900 shares held by Mr. Nicastro's wife and 133,000 shares issuable upon exercise of Incentive Stock Options and 250,000 shares issuable upon exercise of other options.

(8) Includes 4,500 shares of Common Stock held of record by Mr. Dab's children under the Uniform Gift to Minors Act and 90,000 shares issuable upon exercise of options granted under the Company's Stock Option Plans and 30,000 shares issuable upon exercise of another option.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The licensor of the BASER technology which the Company has sublicensed from NWEC is Apricot which is 50% owned by Dr. Shui-Yin Lo, a director of the Company.

On July 22, 1994, the Company entered into a Technology Acquisition Agreement with Shui-Yin Lo, the Company's Director of Research and Development and a member of the Board of Directors. For $150,000, the Company acquired an option to acquire a 50% interest in Apricot or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights. The exercise price for the option is 10,000 shares of Common Stock and a royalty of 5% of ATG's net profit, if any, from the exploitation of BASERs through July 21, 1999. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, the exercise price will include such shares. Under the Technology Acquisition Agreement the Company acquired from Shui-Yin Lo exclusive right, title and interest to the Invention for an Option to acquire 450,000 shares of Common Stock at $3.00 per share, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG agreed to (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock as part of the exercise price for the BASER rights, then Dr. Lo will not receive such shares if the Invention is commercialized in accordance with the foregoing criteria.

Certain officers of the Company are employed pursuant to written employment agreements the principal terms of which are described under "Item 10 Executive Compensation."

In connection with the resignation of John Collins from his positions with the Company, the Company and Mr. Collins entered into a Consulting Agreement at a monthly rate of approximately $22,200 with a term expiring July 31, 1998 and thereafter until the sale of ATG Media is completed on an as needed basis at a rate to be determined on a project by project basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit No.   Description
-----------   -----------
3.1           Articles of Incorporation, as amended (1)

3.2           Bylaws (1)

3.3           Amended and Restated Bylaws (2)

3.4           September 3, 1997 Amendments to Bylaws (3)

4.1           Specimen of Common Stock (1)

4.2           Certificate of Determination of Rights and Preferences of
              Series A Convertible Preferred Stock (4)

4.3           Certificate of Determination of Rights and Preferences of
              Series B Convertible Preferred Stock (2)

4.4           Certificate of Determination of Rights and Preferences of
              Series C Convertible Preferred Stock (2)

10.1          1993 Incentive Stock Option Plan and 1993
              Non-Statutory Stock Option Plan (1)

10.2          Clean Air Pac Agreement effective November 1, 1992, By and
              Between American Technologies Group, Inc., Rod Quinn,
              Loren Zanier, Robert Carroll and David Gann (1)

10.3 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N. Nuclear Waste
              Elimination Corporation (4)

10.4          Research Agreement dated April 25, 1994 by and between American
              Technologies Group, Inc. and California Institute of Technology (4)

10.4          Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (5)

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7          Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.8          Agreement dated June 23, 1998 between the Registrant and
              John R. Collins regarding ATG Media, Inc.

10.9          Form of Executive Employment Agreement effective January 1, 1998.

22            List of Subsidiaries of the Registrant (2)

27            Financial Data Schedule

_____________________
(1) Previously filed as an exhibit to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission (the "Commission") on January 24, 1994 (the "Registration Statement").

(2) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the Commission on June 17, 1994.

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

                                         Date: November 12, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Lawrence J. Brady
          -------------------------------
          Lawrence J. Brady
          Chairman of the Board, Chief
          Executive Officer and Treasurer

          Date: November 12, 1998

          -------------------------------
          William Odom
          Director

          Date: November   , 1997

          /s/ Shui-Yin Lo
          -------------------------------
          Shui-Yin Lo
          Director and
          Director of Research

          Date: November 12, 1998

          /s/ Terry Wachsner
          -------------------------------
          Terry Wachsner
          Director

          Date: November 12, 1998

          /s/ Charles McCarthy
          -------------------------------
          Charles McCarthy
          Director

          Date: November 12, 1998

                                   EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
3.1           Articles of Incorporation, as amended (1)

3.2           Bylaws (1)

3.3           Amended and Restated Bylaws (2)

3.4           September 3, 1997 Amendments to Bylaws (3)

4.1           Specimen of Common Stock (1)

4.2           Certificate of Determination of Rights and Preferences of
              Series A Convertible Preferred Stock (4)

4.3           Certificate of Determination of Rights and Preferences of
              Series B Convertible Preferred Stock (2)

4.4           Certificate of Determination of Rights and Preferences of
              Series C Convertible Preferred Stock (2)

10.1          1993 Incentive Stock Option Plan and 1993
              Non-Statutory Stock Option Plan (1)

10.2          Clean Air Pac Agreement effective November 1, 1992, By and
              Between American Technologies Group, Inc., Rod Quinn,
              Loren Zanier, Robert Carroll and David Gann (1)

10.3 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N. Nuclear Waste
              Elimination Corporation (4)

10.4          Research Agreement dated April 25, 1994 by and between American
              Technologies Group, Inc. and California Institute of Technology (4)

10.4          Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (5)

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.8          Agreement dated June 23, 1998 between the Registrant and
              John R. Collins regarding ATG Media, Inc.

10.9          Form of Executive Employment Agreement effective January 1, 1998.

22            List of Subsidiaries of the Registrant (2)

27            Financial Data Schedule

_____________________
(1) Previously filed as an exhibit to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission (the "Commission") on January 24, 1994 (the "Registration Statement").

(2) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement filed with the Commission on June 17, 1994.

(5) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.