Form 10KSB40/A
period 1998-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-11-16
CIK 878547

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                                                         YEAR ENDED JULY 31
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ------------   ------------
BALANCE SHEET:

Assets                                                              $  7,110,930   $  9,562,433
Liabilities                                                         $  4,011,316   $  3,617,570
Stockholders' Equity                                                $  3,099,614   $  5,944,863
                                                                    ------------   ------------

RESULTS OF OPERATIONS:

REVENUE
Technology Products                                                 $    723,569   $  2,482,921
Other                                                                    193,167        132,846
                                                                    ------------   ------------
      Total Revenue                                                      916,736      2,615,767
                                                                    ------------   ------------

OPERATING EXPENSES
Technology Products, including research and development             $  1,889,679   $  2,740,666
Mining                                                                 2,330,500      1,676,548
Corporate                                                              4,301,279      3,772,303
                                                                    ------------   ------------
      Total Expenses                                                   8,521,458      8,189,517
                                                                    ------------   ------------

Operating Loss                                                        (7,604,722)    (5,573,750)
                                                                    ------------   ------------

Other Expense, Net                                                    (1,747,626)    (2,134,105)
Benefit for Income Taxes                                                 487,624        597,000
                                                                    ------------   ------------
Net Loss Before Discontinued Operations                               (8,864,724)    (7,110,855)
Discontinued Operations                                                 (575,815)    (1,669,379)
                                                                    ------------   ------------

Net Loss                                                              (9,440,539)    (8,780,234)
                                                                    ------------   ------------

Accreted Dividend                                                          -            857,143
                                                                    ------------   ------------

Net Loss Attributable to Common Stockholders                         ($9,440,539)   ($9,637,377)
                                                                    ------------   ------------
                                                                    ------------   ------------

Net Loss Per Share
   Continuing Operations                                                  ($0.40)        ($0.43)
                                                                    ------------   ------------
                                                                    ------------   ------------
   Discontinued Operations                                                ($0.03)        ($0.09)
                                                                    ------------   ------------
                                                                    ------------   ------------
Weighted average number of common shares outstanding                  21,922,748     18,640,000
                                                                    ------------   ------------
                                                                    ------------   ------------


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

At July 31, 1998 current assets were $402,900, $1,309,600 less than the $1,712,500 in current assets at July 31, 1997. However, subsequent to 1998 fiscal year-end, the Company issued $500,000 in convertible debt and presently anticipates issuing an additional $500,000 in convertible debt. Further, the Company is in negotiations for a financing of up to $5,000,000 of debt convertible into shares of Common Stock at a discount to market (the "Debt Facility"). The placement agreement is anticipated to be completed prior to November 30, 1998 and will provide for the Company to receive up to $500,000 per month upon request.

Assuming the availability of the line of credit and increased sale of its product based upon customer commitments, the Company anticipates that it will be able to continue its operations at the current level for at least one year, however, there can be no assurance to this effect. The inability to secure the Debt Facility or obtain alternative financing would have a material adverse effect on the Company. Any additional financing, including the Debt Facility, may involve substantial dilution to the interests of the Company's then existing shareholders.

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


                                                                 Common Stock
                                                               ------------------  Additional
                                                                 Number     Par     paid-in   Stock Sub-
                                                               of Shares   Value    Capital   scriptions    Deficit      Total
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

     At July 31, 1998 and 1997, 1,374,063 and 311,875 options, respectively, have vested and have a weighted-average exercisable price of $2.60 and $2.84 per share and an exercise price ranging from $1.50 to $6.25 per share at July 31, 1998 and 1997, respectively. The weighted-average fair value of options granted is $0.41 and $1.86 per share at July 31, 1998 and 1997, respectively.

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

     As of July 31, 1998 and 1997, 4,414,773 and 1,980,398, respectively, options and warrants have vested and have a weighted-average exercisable price of $2.76 and $3.06 per share and an exercise price ranging from $0.97 to $10.07 per share and from $1.08 to $10.07 per share, respectively. The weighted-average fair value of options granted is $1.41 and $1.98 per share at July 31, 1998 and 1997, respectively. As of July 31, 1998, outstanding options have an estimated weighted-average remaining contractual life of 6.36 years.

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

                                                                   1998                   1997
                                                               -------------          ------------
           Net loss attributable to Common
              stockholders - as reported                         $(9,440,539)          $(9,637,377)
           Net loss attributable to Common
              stockholders - pro forma                          $(10,615,359)         $(10,628,216)
           Basic and diluted loss per share - as reported             $(0.43)               $(0.52)
           Basic and diluted loss per share pro-forma                 $(0.48)               $(0.57)

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

     As of July 31, 1998, the Company had approximately $40,000 in accounts receivable due from the joint venture. Included in the consolidated statement of operations are $36,000 of sales and $8,000 of other income relating to the joint venture during the year ended July 31, 1998.

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

13.  INDUSTRY SEGMENT INFORMATION

The Company's principal remaining business segment is Technology Products (The Force, Waste Water Treatment).

Financial information about industry segments as of and for the year ended July 31, 1998 and 1997, is as follows:

                                                            1998                  1997
                                                         ----------            ----------
     Operating revenues:
       Technology products                               $  723,569            $2,482,921
       Corporate                                             40,305                  -
       Mining                                               152,862               132,846
                                                         ----------            ----------
     Total operating revenues                            $  916,736            $2,615,767
                                                         ----------            ----------
                                                         ----------            ----------

     Operating Loss:
       Technology products, including
         research and development                        $1,166,110            $  257,745
       Mining-including impairment                        2,177,638             1,543,702
       Corporate expenses                                 4,260,974             3,772,303
                                                         ----------            ----------
     Net operating loss                                  $7,604,722            $5,573,750
                                                         ----------            ----------
                                                         ----------            ----------

     Identifiable assets
       Technology products                               $1,575,512            $1,073,456
       Assets of discontinued operations                    134,401               164,097
       Mining assets held for sale                        3,925,051             5,983,005
       Corporate and other                                1,475,966             2,341,875
                                                         ----------            ----------
     Total                                               $7,110,930            $9,562,433
                                                         ----------            ----------
                                                         ----------            ----------

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

14.  SUBSEQUENT EVENTS

     CONVERTIBLE DEBENTURES

     During October and November 1998, the Company issued $500,000, in aggregate, of 6 percent subordinated convertible debentures, maturing November 1, 2003. Interest is payable semiannually commencing May 1,
     1999 or upon conversion. The principal and accrued interest is convertible into shares of ATG Common Stock at the lower of a fixed conversion price equal to 115 percent of the average closing bid price of the Common Stock during the five trading days preceding the date of issuance or a variable conversion price equal to 75 percent of the average closing bid price of ATG Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 50,000 shares of ATG Common Stock at $0.75 per share.

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

10.8    Agreement dated June 23, 1998 between the Registrant and
        John R. Collins regarding ATG Media, Inc. (6)

10.9    Form of Executive Employment Agreement effective January 1, 1998. (6)

22      List of Subsidiaries of the Registrant (2)

27      Financial Data Schedule (6)

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

(5) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1998.

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its report on Form 10-KSB for the fiscal year ended July 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                         Date: November 13, 1998