Form 10QSB
period 1998-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-12-15
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

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

      As of December 10, 1998, the registrant had 23,824,987 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

                                                                            PAGE

PART I  FINANCIAL INFORMATION

ITEM 1  Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of October 31, 1998
         and July 31, 1998                                                     3

        Condensed Consolidated Statements of Operations for the Three
        Months ended October 31, 1998 and 1997                                 5

        Condensed Consolidated Statements of Cash Flows for the Three
        Months ended October 31, 1998 and 1997                                 6

        Notes to the Condensed Consolidated Financial Statements               7

ITEM 2  Management's Discussion and Analysis                                  10


PART II OTHER INFORMATION

ITEM 2  Changes in Securities                                                 11

ITEM 6  Exhibits and Reports on Form 8-K                                      11

        Signatures                                                            12


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

                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1998 AND JULY 31, 1998


                                           ASSETS
                                                                                       October 31,               July 31,
                                                                                          1998                     1998
                                                                                      -----------              ----------
                                                                                       (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                         $ 20,724                 $ 60,563
      Accounts receivable, net of allowance
          for doubtful accounts of $10,000 and $28,800 at
          October 31, 1998 and July 31, 1998,  respectively                               16,583                   46,029
      Inventories, net                                                                   135,010                  149,658
      Due from officers/shareholders                                                     141,198                  138,198
      Other current assets                                                                 5,395                    8,482
                                                                                      -----------              ----------
           Total current assets                                                          318,910                  402,930
                                                                                      -----------              ----------

PROPERTY AND EQUIPMENT                                                                 1,837,406                1,837,406
      Less--Accumulated depreciation and
          amortization                                                                  (461,079)                (421,767)
                                                                                      -----------              ----------
                                                                                       1,376,327                1,415,639
                                                                                      -----------              ----------
TECHNOLOGY RIGHTS, net of accumulated
      amortization of  $500,000 at October 31, 1998
      and $400,000 at July 31, 1998, respectively                                        700,000                  800,000

OTHER ASSETS                                                                             964,292                  432,909

ASSETS HELD FOR SALE                                                                   3,925,051                3,925,051

ASSETS OF DISCONTINUED OPERATIONS                                                        123,998                  134,401
                                                                                      -----------              ----------
                                                                                      $7,408,578               $7,110,930
                                                                                      -----------              ----------
                                                                                      -----------              ----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 1998 AND JULY 31, 1998

                              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   October 31,               July 31,
                                                                                      1998                     1998
                                                                                  ------------             -----------
                                                                                  (unaudited)
CURRENT LIABILITIES:

      Accounts payable                                                             $ 498,360                $ 360,028
      Accrued liabilities                                                            210,506                  145,770
      Accrued professional fees                                                      263,254                  243,600
      Amounts due to related parties                                                 440,230                  264,345
      Current portion of notes payable                                               380,432                  372,824
      Current portion of capital lease obligations                                    22,344                   22,344
      Convertible debentures                                                         275,000                   75,000
      Liabilities of discontinued operations                                         383,880                  356,366
      Deposit on sale of discontinued operations                                     500,000                  300,000
                                                                                 ------------             -----------
           Total current liabilities                                               2,974,006                2,140,277

NOTES PAYABLE, net of current portion                                              1,587,642                1,587,955
CAPITAL LEASE OBLIGATIONS, net of current portion                                   240,367                  283,084
                                                                                 ------------             -----------
           Total liabilities                                                       4,802,015                4,011,316
                                                                                 ------------             -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock:
          Par value--$.001,
          Authorized--10,000,000 shares
          Issued and outstanding--378,061 shares                                         378                      378
      Series B Convertible Preferred Stock:
          Par value--$.001,
          Authorized--500,000 shares
          Liquidation value--$8.00 per share
          None issued and outstanding                                                      -                        -
      Series C Convertible Preferred Stock:
          Par value--$.001,
          Authorized--2,000 shares
          Liquidation value--$1,000 per share
          None issued and outstanding                                                      -                        -
      Common Stock:
          Par value--$.001,
          Authorized--100,000,000 shares
          Issued and outstanding -- 23,724,987 and
            22,704,368 shares at October 31, 1998
            and July 31, 1998, respectively                                           23,725                   22,704
      Additional paid-in capital                                                  40,441,837               39,569,941
      Stock subscriptions                                                             38,440                   63,440
      Deficit                                                                    (37,897,817)             (36,556,849)
                                                                                 ------------             -----------
           Total stockholders' equity                                              2,606,563                3,099,614
                                                                                 ------------             -----------

                                                                                 $ 7,408,578              $ 7,110,930
                                                                                 ------------             -----------
                                                                                 ------------             -----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                   (Unaudited)

                                                                             Three Months Ended October 31,
                                                                                 1998             1997
                                                                             ------------     -------------
REVENUES:
      Technology products                                                    $    40,932      $   431,025
      Rental income                                                               63,500                -
      Other                                                                       61,323           55,562
                                                                             ------------     -------------
         Total operating revenues                                                165,755          486,587
                                                                             ------------     -------------
OPERATING EXPENSES
      General and administrative                                                 801,239          569,431
      Marketing and product development                                          118,674          307,059
      Research and development                                                   169,218          359,115
      Mining operations                                                           27,550           95,861
      Amortization of technology rights                                          100,000                -
                                                                             ------------     -------------
         Total operating expenses                                              1,216,681        1,331,466
                                                                             ------------     -------------
OTHER (EXPENSE) INCOME
      Interest expense, net                                                     (173,956)      (1,107,521)
      Loss on investment in a joint venture                                      (39,341)               -
                                                                             ------------     -------------
                                                                                (213,297)      (1,107,521)
                                                                             ------------     -------------
NET LOSS FROM CONTINUING OPERATIONS
          BEFORE DISCONTINUED OPERATIONS                                      (1,264,223)      (1,952,400)


DISCONTINUED OPERATIONS (NOTE 7)                                                 (76,745)        (173,703)
                                                                             ------------     -------------

NET LOSS                                                                     $(1,340,968)     $(2,126,103)
                                                                             ------------     -------------
                                                                             ------------     -------------
BASIC AND DILUTED NET LOSS PER SHARE
      Continuing operations                                                  $     (0.05)     $     (0.09)
      Discontinued operations                                                      (0.01)           (0.01)
                                                                             ------------     -------------
          Net Loss                                                           $     (0.06)     $     (0.10)
                                                                             ------------     -------------
                                                                             ------------     -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          23,381,083       20,856,670
                                                                             ------------     -------------
                                                                             ------------     -------------


The accompanying notes are an integral part of these condensed consolidated statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (Unaudited)


                                                                             Three Months Ended October 31,
                                                                                 1998             1997
                                                                             ------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net Loss                                                               $(1,340,968)     $(2,126,103)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                           139,312           39,642
         Stock issued as consideration for services                              214,062            4,235
         Imputed interest expense for notes payable and capital lease             18,427           20,899
         Interest and financing costs on convertible debt                        110,667        1,075,000
         Loss on investment in joint venture                                      39,341                -

      Changes in assets and liabilities:
         Accounts receivable                                                      29,446          356,973
         Inventories                                                              14,648          (32,452)
         Other current assets                                                      3,087                -
         Accounts payable and accrued liabilities                                222,722         (179,447)
         Amounts due to related parties                                           33,385                -
                                                                             ------------     -------------
              Net cash used in operating activities                             (515,871)        (841,253)
                                                                             ------------     -------------
CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                            -         (174,768)
         Other assets                                                             (3,536)        (105,065)
                                                                             ------------     -------------
              Net cash used in investing activities                               (3,536)        (279,833)
                                                                             ------------     -------------
CASH FLOW FROM FINANCING ACTIVITIES:
         Advances to shareholders/officers                                        (3,000)             200
         Advances from related parties                                           142,500                -
         Net proceeds from issuance of convertible debt                          156,000        2,834,880
         Payments on notes payable                                                (3,849)          (4,577)
         Payments on capital lease obligation                                    (50,000)               -
         Deposit on sale of discontinued operations                              200,000                -
         Net proceeds from issuance of stock                                           -           55,537
                                                                             ------------     -------------
              Net cash provided by financing activities                          441,651        2,886,040
                                                                             ------------     -------------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                       37,917           70,639

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (39,839)       1,835,593

CASH AND CASH EQUIVALENTS, beginning of period                                    60,563        1,025,076
                                                                             ------------     -------------
CASH AND CASH EQUIVALENTS, end of period                                      $   20,724       $2,860,669
                                                                             ------------     -------------
                                                                             ------------     -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Stock issued for technology rights                                   $        -       $1,200,000
                                                                             ------------     -------------
                                                                             ------------     -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended July 31, 1998.

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

         c.       NET LOSS PER SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year. The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" issued in February 1997. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 31,111 and 1,404,292 for three months ended October 31, 1998 and 1997, respectively.

         d.       RECLASSIFICATIONS

         Certain amounts in the October 31, 1997 consolidated financial statements have been reclassified to conform to current year presentation.

3.       DEBENTURES

         During October, 1998, the Company issued $200,000, in the aggregate, of 6 percent subordinated convertible debentures, maturing November 1, 2003. Interest is due semi-annually commencing May 1, 1999 or upon conversion. The principal and accrued interest is convertible into shares of ATG's Common Stock at the lower of a fixed conversion price of $0.62 or a variable conversion price equal to 75 percent of the average closing bid price of ATG's Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 20,000 shares of Common Stock at $0.75 per share. The Company anticipates that all of the debentures (including interest) will be converted into ATG's Common Stock. Imputed interest of $66,667 and financing costs of $44,000 was recorded as interest expense in connection with the $200,000 of debentures in the accompanying Consolidated Statements of Operations for the three month period ended October 31, 1998.

4.       TECHNOLOGY RIGHTS

         Under the 1992 agreement pursuant to which the Company acquired the right to use the Clean Air Pac, the Company was required to pay a 1.25 percent cash royalty plus up to one million shares of Series A Convertible Preferred Stock to BWN based upon sales of The Force(R). In August, 1997, in exchange for 500,000 shares of Common Stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force airborne fuel treatment. The technology rights are amortized based on the straight line basis over a period of three years. The Consolidated Statements of Operations include $100,000 of amortization of technologies rights for the three month period ended October 31, 1998.

5.       CAPITAL STOCK

         a.       COMMON STOCK

         During August 1998, the Company entered into two separate consulting agreements for services. Under the terms of the agreements, the Company issued 1,000,000 shares of ATG's Common Stock valued at $781,250 for services which is amortized on a straight line basis over the terms of the agreements expiring May 31, 1999 and July 31, 1999. General and Administrative expenses include amortization expense of $214,062 for the three months ended October 31, 1998 in the accompanying Consolidated Statements of Operations. As of October 31, 1998, the remaining unamortized cost of $567,188 is included in other assets in the accompanying Consolidated Balance Sheets.

         b.       STOCK SUBSCRIPTIONS

         During the three months ended October 31, 1998, the Company issued 20,619 shares of Common Stock valued at $25,000 which were included within stock subscriptions as of July 31, 1998. As of October 31, 1998, the Company had not issued (i) 2,000 shares of Common Stock owed for services rendered prior to July 31, 1998, valued at $3,940 and (ii) 22,500 shares of Common Stock sold under private placement for an aggregate of $34,500 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

6.       JOINT VENTURE

         In February, 1998, the Company formed a joint venture with approximately 25% ownership interest, which will be accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary IE(TM) crystals. Sales of these products commenced in June, 1998. The Company made an initial investment of $124,100 in the joint venture. The Company's share of net loss from this joint venture was approximately $39,341 for the three months ended October 31, 1998. The net assets of the joint venture were approximately $834,000 as of October 31, 1998.

         As of October 31, 1998, the Company had approximately $9,000 in accounts receivable due from the joint venture. Included in the Consolidated Statement of Operations is $8,000 of other income relating to the joint venture during the three months ended 31, 1998.

7.       DISCONTINUED OPERATIONS

         On June 23, 1998, the Company entered into an agreement with a former officer-shareholder to sell the stock of ATG Media, Inc. for $500,000. The closing date was initially set as August 15, 1998, but has been extended by the parties. The sale is contingent on the sale of 2,250,000 shares of the former officer's Common Stock to an unrelated third party for proceeds of at least $2,000,000. If the former officer's stock is not purchased, the Company is obligated to return the amount of purchase price paid in cash or shares of ATG's Common Stock valued at $0.89 per share. As of October 31, 1998, the Company received $500,000 of the purchase price, which is included in current liabilities in the accompanying financial statements.

         Included in assets of discontinued operations are inventories and accounts receivable. Included in liabilities of discontinued operations are accounts payable and deferred subscription revenue.

         Loss from operations of discontinued operations are approximately $76,745 and $173,703 for the three months ended October 31, 1998 and 1997, respectively. The Company estimates that the purchase price less the carrying value and costs of disposal will not result in a loss on the disposal.

8.       ASSETS HELD FOR SALE

         Included in assets held for sale in the accompanying Consolidated Balance Sheets are Tempiute property of $560,000 and Manhattan property and equipment of $3,365,051. The Company no longer plans to develop these properties but plans to sell, lease or otherwise dispose of its investment.

9.       RELATED PARTY TRANSACTIONS

         Included in amounts due to related parties in the accompanying Consolidated Balance Sheets is $142,500 in short term borrowings from related parties during the three months ended October 31, 1998.

10.      SUBSEQUENT EVENT

         During November, 1998 the Company issued $450,000, in the aggregate, of 6 percent subordinated convertible debentures, maturing November 1, 2003. Interest is due semi-annually commencing May 1, 1999 or upon conversion. The principal and accrued interest is convertible into shares of ATG's Common Stock at the lower of a fixed conversion price of $0.62 or a variable conversion price equal to 75 percent of the average closing bid price of ATG's Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 45,000 shares of Common Stock at $0.75 per share.

         Subsequent to the end of the quarter, the Company issued 100,000 shares of Common Stock valued at $40,000 to a consultant for a special project relating to trading activity of the Company's Common Stock on the NASD OTC Bulletin Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continued its efforts to refocus the Company's activities on its core technologies, along with new product development, including new applications for I(E)-TM- crystals, and commercialization. With the extended period of time required for new products to generate significant revenue, the Company reduced the cash used in operations by $325,400 from $841,300 to $515,900 for the three months ended October 31, 1997 and October 31, 1998, respectively. The principal source of working capital during the three months ended October 31, 1998 was the issuance of $200,000 of principal amount of convertible debentures, deposit of $200,000 on the sale of ATG Media, Inc. and loans from related parties of $142,500. During the comparable period in 1997, the principal source of working capital was net proceeds from the issuance of convertible debentures of $2,834,900. The Company anticipates utilizing $900,000 in cash during the three remaining quarters of fiscal 1999.

Revenue decreased by $320,800 from $486,600 to $165,800 for the three months ended October 31, 1997 and October 31, 1998, respectively, principally due to the Company's decision to stop selling I(E) crystals for use in laundry products by TradeNet and the length of time necessary to develop and commercialize new applications of I(E) crystals.

Reflecting the reduction in operations while management develops the plan to implement the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses decreased by $114,800 from $1,331,500 to $1,216,700 for the three months ended October 31, 1997 and October 31, 1998, respectively. The decrease was due to decreases of $188,500 in marketing and product development, $189,900 in research and development and $68,300 in mining operations, offset by increases of $231,800 in general and administrative and $100,000 in amortization of technology rights. The increase in general and administrative expenses is principally related to increase costs of investment bankers and other financial and legal expenses.

ATG's net loss decreased by $785,100 from $2,126,100 to $1,341,000 at October 31, 1997 and October 31, 1998, respectively, principally due to decreased interest expenses of $933,500 offset by decreases in revenues of $320,800.

Total assets increased by $297,700 from $7,110,900 to $7,408,600 at July 31, 1998 and October 31, 1998, respectively. This increase was the net result of an increase in Other Assets of $531,400, which reflects the unamortized value of a consulting agreement entered into during August, 1998 for which the Company issued 1,000,000 shares of ATG's Common Stock in payment, offset by decreases in cash of $39,800, accounts receivable of $29,400, assets of discontinued operations of $10,400 and increases in accumulated depreciation and amortization of $139,300.

Total liabilities increased by $790,700 from $4,011,300 to $4,802,000 at July 31, 1998 and October 31, 1998, respectively. This increase was principally due to increases in accounts payable of $138,300, accrued liabilities of $64,700, amounts due to related parties of $175,900, convertible debentures of $200,000 and deposit of $200,000 on sale of discontinued operations.

Subsequent to October 31, 1998, the Company issued an additional $450,000 in principal amount of convertible debentures to provide additional cash for operations. Until such time as significant revenues are generated, which is anticipated to occur prior to the end of fiscal 1999, the Company will continue to require financing from the sale of securities. Any additional financing may involve substantial dilution to the interests of the Company's then existing shareholders. The inability to secure such financing would have a material adverse effect on the Company.

                                    PART II

                               OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

     4.5  Form of 6% Convertible Debenture *

     27   Financial Data Schedule

------------------------------
* Previously filed as Exhibit 4.1 to the Company's Registration Statement of Form S-3 filed with the Securities and Exchange Commission on December 3, 1998.

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

                                            AMERICAN TECHNOLOGIES GROUP, INC.

                                            By: /s/ LAWRENCE J. BRADY
                                                -------------------------
                                                Lawrence J. Brady
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            Date:  December 15, 1998

                                            By: /s/ HAROLD RAPP
                                                -------------------------
                                                Harold Rapp
                                                Chief Financial Officer

                                            Date: December 15, 1998