Form 10QSB/A
period 1998-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1998-12-17
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                      TO
                                 FORM 10-QSB/A

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

         As of October 31, 1998, the Company had approximately $9,000 in accounts receivable due from the joint venture. Included in the Consolidated Statements of Operations is $8,000 of other income relating to the joint venture during the three months ended October 31, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continued its efforts to refocus the Company's activities on its core technologies, along with new product development, including new applications for I(E)-TM- crystals, and commercialization. With the extended period of time required for new products to generate significant revenue, the Company reduced the cash used in operations by $325,400 from $841,300 to $515,900 for the three months ended October 31, 1997 and October 31, 1998, respectively. The principal source of working capital during the three months ended October 31, 1998 was the issuance of $200,000 of principal amount of convertible debentures, deposit of $200,000 on the sale of ATG Media, Inc. and loans from related parties of $142,500. During the comparable period in 1997, the principal source of working capital was net proceeds from the issuance of convertible debentures of $2,834,900. The Company anticipates utilizing $2,700,000 in cash during the three remaining quarters of fiscal 1999.

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

                                            Date:  December 16, 1998

                                            By: /s/ HAROLD RAPP
                                                -------------------------
                                                Harold Rapp
                                                Chief Financial Officer

                                            Date:  December 16, 1998