Form 10KSB/A
period 1998-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-03-03
CIK 878547

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

                           Commission file number 0-23268
                                                 ---------

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

                        DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

Explanatory Note: This Amendment No 2. to Form 10-KSB amends Item 1. Description of Business; Item 6. Management's Discussion and Analysis and Item
7. Financial Statements, Notes 5 and 7 to the Company's Consolidated Financial Statements at July 31, 1998 and 1997. Amended portions are italicized.


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

To maintain its focus on the Company's core technologies, the Company decided to sell its wholly-owned subsidiary, ATG Media, Inc., a Minnesota corporation ("ATG Media"), and to dispose of the mining property and equipment of New Concept Mining, Inc., a Nevada corporation ("New Concept"). New Concept has entered into a lease/purchase agreement for its Manhattan, Nevada gold properties and a letter of intent for the sale of its Manhattan, Nevada gold mill. Negotiations are on-going for the sale of its Tempiute, Nevada tungsten and garnet properties. The Company has entered into an agreement for the sale of ATG Media which transaction is anticipated to close prior to MARCH 31, 1999.

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

IE TECHNOLOGY REFERS TO THE COMPANY'S PROPRIETARY PROCESS WHICH PRODUCES WATER SOLUTIONS CONTAINING WATER CLUSTERS THAT ARE STABLE AT ROOM
TEMPERATURE. ATG CAN PRODUCE DIFFERENT KINDS OF WATER SOLUTIONS FOR DIFFERENT APPLICATIONS.

INDEPENDENT RESEARCHERS OBSERVE THESE WATER CLUSTERS BY DIFFERENT STANDARD RESEARCH TOOLS INCLUDING:

     -    LASER AUTOCORRELATION

     -    ELECTRON MICROSCOPE

     -    ATOMIC FORCE MICROSCOPE

     -    UV SPECTROSCOPY


THESE INSTRUMENTS CONFIRM THE PRESENCE IN OUR PREPARED WATER SOLUTIONS OF THE WATER CLUSTERS WHICH ARE THE BASIS OF OUR IE TECHNOLOGY.

THE CLUSTERS ARE GROUPS OF WATER MOLECULES CONFIGURED IN SUCH A WAY SO AS TO PRODUCE RELATIVELY LARGE PLUS/MINUS POLARITY. WE BELIEVE THIS POLARITY IS WHAT GIVES THE CLUSTERS THEIR CATALYTIC PROPERTIES. TESTS INDICATE THAT THESE WATER CLUSTERS IMPROVE THE PERFORMANCE OF VARIOUS CHEMICAL, PHYSICAL AND BIOLOGICAL PROCESSES, INCLUDING COMBUSTION ENHANCEMENT, DESCALING, ENZYME PROCESSES AND DE-COKING. FOR EXAMPLE, IN INTERNAL COMBUSTION ENGINES THE CLUSTERS ATTRACTS HYDROCARBONS AND OXYGEN RESULTING IN A MORE COMPLETE BURNING OF THE FUEL. THIS RESULTS IN IMPROVED EFFICIENCY AND REDUCED CARBON DEPOSITS IN THE COMBUSTION CHAMBER. IN CERTAIN BIOLOGICAL APPLICATIONS RELATED TO ENZYME PRODUCTION, THE CLUSTERS HAVE BEEN SHOWN TO SIGNIFICANTLY IMPROVE ENZYME YIELD.

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

DR. BENJAMIN BONAVIDA A UCLA PROFESSOR OF IMMUNOLOGY, STUDIED THE EFFECTS OF IE SOLUTIONS ON THE HUMAN IMMUNE SYSTEM. HIS RESEARCH SHOWED POSSIBLE IE SOLUTIONS APPLICATIONS IN THE AREA OF IMMUNOTHERAPY FOR TREATMENT OF CANCER AND INFECTIOUS DISEASES. RESEARCH TO DATE HAS SHOWN THAT THE CLUSTERS EXERT A POSITIVE INFLUENCE ON THE HUMAN IMMUNE SYSTEM. DR. BONAVIDA HAS SHOWN THAT THE CATALYST SIGNIFICANTLY INCREASES THE PRODUCTION OF CYTOKINES WHICH STIMULATE THE RESPONSE OF THE HUMAN IMMUNE SYSTEM. FURTHER RESEARCH, WHICH IS CURRENTLY BEING CARRIED ON BY DR. BONAVIDA, IS REQUIRED TO REFINE THE PRELIMINARY FINDINGS, BUT WE BELIEVE THAT THE CATALYST WILL BE SHOWN TO HAVE APPLICATIONS IN THE TREATMENT OF CERTAIN HUMAN IMMUNE SYSTEM DEFICIENCY DISORDERS.

DR. SELIM SENKAN, CHAIRMAN OF THE UCLA DEPARTMENT OF CHEMICAL ENGINEERING, STUDIED THE EFFECTS OF IE SOLUTIONS ON CARBON REDUCTION IN INTERNAL COMBUSTION ENGINES. HIS EFFORTS IDENTIFIED AN APPLICATION OF IE SOLUTIONS AS A FUEL ADDITIVE FOR CARBON REDUCTION.

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

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS

The Force-Registered Trademark- is an innovative automotive aftermarket product that utilizes IE Technology. By the delivery of a combustion enhancer through the airstream into an engine, the Company believes The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer with its patented delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it may enhance fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

SEVERAL STUDIES HAVE SHOWN THAT THE FORCE PRODUCES A MORE COMPLETE COMBUSTION OF CAR FUEL THE STUDIES WERE NOT SIDE BY SIDE COMPARISONS WITH OTHER PRODUCTS. THESE STUDIES INCLUDE EMISSION TESTS BY THE GERMAN LABORATORY DEKRA IN JULY, 1993; LABORATORY TESTS BY THE CZECH REPUBLIC IN SEPTEMBER, 1994; THE FEDERAL TEST ON EMISSIONS CONDUCTED BY CALIFORNIA ANALYTICAL LABS IN ORANGE, CALIFORNIA IN AUGUST, 1997; EMISSION TESTS BY THE JAPANESE AUTOMOTIVE TRANSPORT ASSOCIATION IN 1997; AND EMISSION, POWER AND FUEL CONSUMPTION TESTS CONDUCTED BY BOB SIKORSKY IN 1996.

MR. SIKORSKY IS A WELL KNOWN AUTHOR AND SYNDICATED NEW YORK TIMES NEWSPAPER COLUMNIST. HE HAS WRITTEN EIGHT BOOKS ON THE SUBJECT OF CARS AND AUTOMOTIVE MAINTENANCE. HIS BOOK DRIVE IT FOREVER IS CURRENTLY IN ITS 16TH PRINTING. MR. SIKORSKY IS AN EXPERT IN THE FIELD OF AUTOMOTIVE MAINTENANCE AND REPAIR, AND HAS A LOYAL FOLLOWING.

IN ADDITION, CERTAIN TESTS CONDUCTED BY DR. SENKAN, an internationally recognized expert on combustion chemistry indicate that The Force produces a MORE complete burning of fuel. Dr. Senkan conducted combustion experiments using methane as a prototype fuel. Methane is an important by-product formed in the combustion of hydrocarbon fuels and is a major greenhouse gas. The tests revealed that methane emissions can be significantly reduced, by as much as 50% in some cases, in the presence of the COMBUSTION ENHANCER CONTAINED IN The Force when compared to similar conditions in the absence of the COMBUSTION enhancer. Further scientific studies on the COMBUSTION enhancer are underway and there can be no assurance that the studies will achieve similar results.

A third party manufactures The Force for the Company. The raw materials utilized to manufacture The Force are readily available from numerous suppliers. The current marketing plan for The Force focuses on direct marketing, professional installers and automotive warehouses.

COMPETITION

THERE ARE A SUBSTANTIAL NUMBER OF DIFFERENT AFTERMARKET COMBUSTION ENHANCEMENT PRODUCTS ON THE MARKET. THE COMPANY IS NOT AWARE OF ANY OTHER AIRBORNE COMBUSTION ENHANCER SIMILAR TO THE FORCE. ATG'S PRODUCTS ARE WATER BASED AND ENVIRONMENTALLY BENIGN.

THE UNIQUENESS OF THE PRODUCTS DOES NOT ELIMINATE THE NEED TO COMPETE FOR PRODUCT AWARENESS BY THE PUBLIC. ATG RECOGNIZES THE NEED TO ESTABLISH PUBLIC AWARENESS AND PRODUCT RECOGNITION AMONG NUMEROUS COMPETING PRODUCTS SUPPORTED BY COMPANIES WITH SUBSTANTIALLY GREATER MARKETING RESOURCES. ATG CONTINUES ITS EFFORTS TO ACHIEVE THE NECESSARY PRODUCT RECOGNITION TO SUCCESSFULLY COMPETE IN THE COMBUSTION ENHANCEMENT INDUSTRY.

REGULATION

The sale of aftermarket automobile devices is subject to regulation by the California Air Resource Board ("CARB") and similar agencies in other states.
The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. BY THIS ORDER, CARB DOES NOT CONFIRM THE EFFECTIVENESS OF THE FORCE. As CARB's requirements are among the most stringent in the nation, CARB's Executive Order Number is normally accepted in all states. The Company spent approximately $25,000 to obtain CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. THE COMPANY DOES NOT ANTICIPATE ANY NEGATIVE AFFECTS FROM COMPLIANCE WITH CURRENT OR FUTURE EPA OR STATE REGULATIONS.

CATALYST ADDITIVES FOR HYDROCARBON FUELS

ATG has been actively researching and developing a combustion enhancing fuel additive based on IE Technology. The most recent testing in this area has been focused on adding ATG's product to existing fuel additives to improve their effectiveness AND ON A PROPRIETARY BULK FUEL ADDITIVE. The Company believes that its additive is environmentally safe and produces no environmentally damaging by-products.

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

     PROPANE GAS ("LPG") ADDITIVE. A similar controlled laboratory test was done at UCLA on propane gas. Initial results showed improved oxidation rate comparable to those achieved with methane. A company has purchased a small quantity of this product to conduct its own laboratory and field tests. This company has reported to ATG that preliminary results have been favorable. However, there can be no assurance that further sales of this product will occur.

     GASOLINE AND DIESEL ADDITIVE. The development of ATG's product as a gasoline and diesel additive has been pursued along THREE delivery methods. The first is an innovative additive which is released into the air stream coming into the engine. This additive has demonstrated reductions in fuel consumption and, over time, removal of carbon deposits from combustion cylinders. The Force is an example of a commercial product of this type. THE SECOND METHOD IS AS AN AFTERMARKET FUEL ADDITIVE. THIS METHOD IS STILL IN THE EARLY STAGES OF DEVELOPMENT. The THIRD method is through introduction of the additive via a carrier agent directly into the fuels during the refining or bulk delivery processes. THE COMPANY IS CURRENTLY TESTING A BULK FUEL ADDITIVE FORMULA CALLED F420. THE FORCE HAS UNDER GONE SUBSTANTIAL TESTING. SEVERAL PETROLEUM COMPANIES have purchased a small quantity of the BULK FUEL ADDITIVE to conduct THEIR own field tests OF THIS PRODUCT. These companies have reported to ATG that preliminary results have been favorable, however, there can be no assurance that further sales of these products will occur.

     BUNKER OIL ADDITIVE. An additive for direct addition to bunker oil fuels is currently under development.

REGULATION

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration." All manufacturers of additives for motor vehicle fuels must register the additive by filing EPA Form 3520-16 before commercial sale of the additive. ATG'S HAS REGISTERED ITS F420 ADDITIVE WITH THE EPA. THE COMPANY DOES NOT ANTICIPATE ANY NEGATIVE AFFECTS FROM COMPLIANCE WITH CURRENT OR FUTURE EPA OR STATE REGULATIONS. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by CERTAIN small business provisions. The Company does not anticipate that its fuel additive will be subject to this testing, HOWEVER THE F420 ADDITIVE WAS SUBJECTED TO AMES TESTING AT THE UNIVERSITY OF SOUTHERN CALIFORNIA MEDICAL CENTER WHICH CONFIRMED THAT THE ADDITIVE DOES NOT CAUSE CELL MUTATION.

BULK FUEL ADDITIVES ARE GENERALLY NOT REGULATED BY THE STATE BUT ARE SUBJECT TO EPA REGISTRATION AND SIGNIFICANT INDUSTRY STANDARDS. EXTENSIVE TESTING IS REQUIRED TO MEET THESE INDUSTRY REGULATIONS PRIOR TO SALE OF THE ADDITIVE AND THERE IS NO GUARANTEE THAT NEW BULK ADDITIVE PRODUCTS CAN MEET ALL OF THESE INDUSTRY REGULATIONS.

HOUSEHOLD CLEANING PRODUCTS

ATG's IE Technology is currently being applied to various detergents and cleaning products including laundry detergent, dish liquid, window cleaner, all-purpose cleanser, drain opener, toilet bowl cleaner and laundry pre-spotter. ATG's marketing strategy is to identify existing products that might be improved through the addition of ATG's product into their formulation. Each of these products is all natural, contains no harmful chemicals and is fully biodegradable. They are currently being marketed through 21st Century Global Network, LLC., a Nevada limited liability company ("21st Century"), of which ATG is a founding member. 21st Century markets its products, all of which currently incorporate the IE Technology under the brand name Efficacy-TM- through a multi-level marketing program.

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

DISTILLATION TECHNOLOGY

Distillation is the process by which the vapor released by a boiling liquid is collected, cooled and turned back into a liquid. Distillation is generally used to purify or separate the components of a liquid and has many industrial and commercial applications besides potable water purification. There are many variations in distillation technologies ranging from simple direct distillation to low pressure vacuum DISTILLATION.

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

HISTORY

The BASER particle beam project was initiated by Dr. Shui-Yin Lo, ATG's Chief Scientist and a leading physicist in the field of particle physics. He began his early research into the behavior of subatomic particles after he received a Ph.D. in particle physics from the University of Chicago. The first patent relating to a BASER beam was obtained by Dr. Lo in 1985 while he was a senior lecturer at Australia's University of Melbourne. In 1987 he moved to Southern California where he founded the Institute of Boson Studies (the "Institute"). THE INSTITUTE WAS A RESEARCH COMPANY FOR APRICOT, S.A., A LUXEMBOURG CORPORATION ("APRICOT"), TO WHICH DR. LO ASSIGNED CERTAIN RIGHTS TO THE BASER. DR. LO OWNS 50% OF APRICOT.

On March 1, 1994, the Company entered into a License Agreement (the "BASER Agreement") with B.W.N. Nuclear Waste Elimination Corporation, a Nevada corporation ("NWEC"), a licensee of the BASER particle beam technology FROM APRICOT. Thereafter, the Company entered into a Research Agreement with CalTech for a one year term commencing May 1, 1994, although actual performance by CalTech was delayed until July, 1995. The Research Agreement is based on a proposal by CalTech for a three year study to characterize particle beam sources and to analyze the properties of the ionized clusters that are formed from the free expansion of ionized superfluid helium produced by these sources.

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

BASER AGREEMENTS

The BASER Agreement with NWEC grants the Company a sublicense to exploit all rights to certain technology relating to the BASER particle beam in its application to the rendering of nuclear waste non-radioactive. With the exception of the application of BASER particle beams for the production of power and energy, if ATG identifies additional applications for the BASER technology, commences research and development efforts with respect to such applications and notifies NWEC of its intent to develop such applications, then such applications will come within the terms of the sublicense, subject to ATG marketing the application within five years of its notification to NWEC of its intent to develop the application. IN JUNE, 1994, ATG issued NWEC 300,000 shares of Common Stock valued at $3.00 per share as a one-time license fee under the NWEC Agreement. Additionally, at such time as ATG receives an offer to purchase any application of the BASER particle beam technology for commercial utilization or ATG commences the commercial utilization of any application of the BASER particle beam technology, other than for the production of power, ATG will issue 1,700,000 shares of Series A Stock to NWEC. Further, there is a periodic royalty payment due to NWEC in the amount of 10% of ATG's net sales from ATG's exploitation of BASERs. ATG is responsible for maintaining all patents currently in place on the BASER technology. If ATG does not spend at least $100,000 on the development of BASER particle beams during each fiscal year after the fiscal year ending July 31, 1994, the BASER Agreement will terminate. To date, ATG has satisfied this requirement.

On July 22, 1994, pursuant to a Technology Acquisition Agreement, the Company purchased for $150,000 an option to acquire either Shui-Yin Lo's 50% interest in Apricot, the principal licensor of BASERs, or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights (the "BASER Option"). The exercise price for the BASER Option is 10,000 shares of Common Stock and a royalty of 5% of ATG's net profit, if any, from the exploitation of BASERs through July 21, 1999. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, as hereinafter defined, the exercise price of the BASER Option will include such shares. The BASER Option expires one year after Lo's delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs.

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

IN JANUARY, 1999, NEW CONCEPT COMPLETED THE SALE TO NEWGOLD, INC. OF ITS gold mill (the "Mill") at Manhattan, Nevada for net proceeds of $1,450,000 payable at the rate of at least $15,000 per month with the remaining balance due in 5 years. AT JANUARY 31, 1996, THE DATE OF ITS LAST AUDITED BALANCE SHEET, NEWGOLD HAD A SIGNIFICANT WORKING CAPITAL DEFICIENCY. THE REPORT OF NEWGOLD'S INDEPENDENT ACCOUNTANTS ON ITS JANUARY 31, 1996 FINANCIAL STATEMENTS CONTAINED A STATEMENT EXPRESSING DOUBT ABOUT THE ABILITY OF NEWGOLD CONTINUING AS A GOING CONCERN. Negotiations are on-going for the sale of the Tempiute, Nevada mineral property.

During 1998, ATG entered into an agreement with the Company's former chairman, John Collins, whereby Mr. Collins will purchase ATG Media from the Company for a purchase price of $500,000. The Company has received the purchase price and anticipates that the remaining condition to closing the sale will be satisfied by the end of MARCH, 1999, although there can be no assurance to this affect.

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

During late 1995 and to the present, ten more patent applications have been filed in the United States on applications of the Company's IE Technology, such as descalants, new forms of structured materials, and enhancements for biological, biochemical, and chemical reactions. THE PATENT APPLICATION COVERING THE USE OF IE TECHNOLOGY AS A DESCALANT HAS BEEN GRANTED. AS TO THE PATENT APPLICATION COVERING THE USE OF IE TECHNOLOGY AS A FUEL ADDITIVE, THE COMPANY HAD RECEIVED WRITTEN NOTICE THAT ALL EXAMINER'S OBJECTIONS HAD BEEN OVERCOME BUT SUBSEQUENTLY ATG RECEIVED A NOTICE THAT THE PATENT APPLICATION WILL BE SUBJECT TO A FINAL OFFICE ACTION WHICH THE COMPANY RECEIVED. THE REMAINING PATENT APPLICATIONS ARE PENDING. PCT applications on these new inventions have been or will be filed within the standard one year deadline to protect future foreign business developments. There can be no assurance that the other patents pending will be issued.

Five United States patents have been granted relating to the BASER; four are held by Apricot, and one is held by the Company. Patent applications for a "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" were filed with the United States Patent Office and the European Patent Office in 1991 and 1992, respectively. Due to concerns by the patent examiners that the application does not clearly and completely disclose the invention, in particular "that one skilled in the art" could construct the invention based upon the application, the applications have been denied. ATG continues to pursue the patents through the normal appeals processes.

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

ADVISORY BOARD

THE COMPANY HAS RECRUITED AN ADVISORY BOARD CONSISTING OF SCIENTISTS OR BUSINESSMEN IN TECHNOLOGICAL FIELDS. ADVISORY BOARD MEMBERS HAVE AGREED TO BE AVAILABLE FOR SCIENTIFIC OR OTHER CONSULTATIONS WHEN NEEDED AND ARE CONSULTED BY MANAGEMENT WHEN THE EXPERTISE OF A MEMBER WOULD BE BENEFICIAL TO THE COMPANY.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.


                                                                  YEAR ENDED JULY 31
                                                            -------------------------------
 BALANCE SHEET:                                                1998                1997
 --------------                                             -----------         -----------
 Assets                                                     $ 7,110,930         $ 9,562,433
 Liabilities                                                $ 4,011,316         $ 3,617,570
 Stockholders' Equity                                       $ 3,099,614         $ 5,944,863
                                                            -----------         -----------
 RESULTS OF OPERATIONS:

 REVENUE
 Technology Products                                         $  723,569         $ 2,482,921
 Other                                                          193,167             132,846
                                                            -----------         -----------
              Total Revenue                                     916,736           2,615,767
                                                            -----------         -----------
 OPERATING EXPENSES
 Technology Products, including research and development    $ 1,889,679         $ 2,740,666
 Mining                                                       2,330,500           1,676,548
 Corporate                                                    4,301,279           3,772,303
                                                            -----------         -----------
             Total Expenses                                   8,521,458           8,189,517
                                                            -----------         -----------
 Operating Loss                                              (7,604,722)         (5,573,750)
                                                            -----------         -----------
 Other Expense, Net                                          (1,747,626)         (2,134,105)
 Benefit for Income Taxes                                       487,624             597,000
                                                            -----------         -----------
 Net Loss Before Discontinued Operations                     (8,864,724)         (7,110,855)
 Discontinued Operations                                       (575,815)         (1,669,379)
                                                            -----------         -----------
 Net Loss                                                    (9,440,539)         (8,780,234)

 Accreted Dividend                                                    -             857,143
                                                            -----------         -----------
 Net Loss Attributable to Common Stockholders               ($9,440,539)        ($9,637,377)
                                                            -----------         -----------
                                                            -----------         -----------
 Net Loss Per Share
       Continuing Operations                                     ($0.40)             ($0.43)
                                                            -----------         -----------
                                                            -----------         -----------
       Discontinued Operations                                   ($0.03)             ($0.09)
                                                            -----------         -----------
                                                            -----------         -----------
 Weighted average number of common shares outstanding        21,922,748          18,640,000
                                                            -----------         -----------
                                                            -----------         -----------


Although revenue for fiscal 1998 declined significantly from fiscal 1997, $916,700 as compared to $2,615,800, almost $2,000,000 of fiscal 1997 revenues were received from laundry products sold to TradeNet Marketing Inc. ("TradeNet") while only $257,000 in fiscal 1998 revenues came from that source. The Company's decision to stop selling products to TradeNet resulted in the significant decline in revenue however the Company has directed its efforts towards marketing a greater variety of products through a larger distribution network. Further, management believes the expenses incurred and reputation damage suffered as a result of the activities of TradeNet have exceeded the benefit of the revenue and views the termination of TradeNet as a positive event in the Company's history. Further, when comparing revenue between fiscal 1998 and fiscal 1997, without regard to the revenue from TradeNet, revenue declined less than five percent during a year management changed the Company's direction as discussed below. This nominal decline during the transition from a focus on research to a dynamic program incorporating marketing, product development and research is a favorable result.

THE COMPANY HAS ENTERED INTO A DISTRIBUTION AGREEMENT WITH HUNGAROFEK, A HUNGARIAN CORPORATION, PURSUANT TO WHICH HUNGAROFEK IS TO PURCHASE A MINIMUM OF $100,000 OF THE FORCE PER MONTH FOR 12 MONTHS. DURING JANUARY, 1999, HUNGAROFEK PLACED PURCHASE ORDERS FOR APPROXIMATELY $72,000 OF THE FORCE. THE COMPANY ANTICIPATES HUNGAROFEK MEETING ITS PURCHASE MINIMUM PURCHASE COMMITMENT STARTING IN MARCH, 1999. IN ADDITION TO SALES TO HUNGAROFEK, SALES OF THE FORCE TO SEVERAL OTHER DISTRIBUTORS IS ANTICIPATED TO BE A MINIMUM OF $25,000 PER MONTH. AS A RESULT OF THESE SALES ARRANGEMENTS AND CONTINUED EFFORTS TO LIMIT EXPENDITURES, THE COMPANY ANTICIPATED THAT THE MONTHLY OPERATING LOSSES OF THE COMPANY WILL BE REDUCED BY JULY 31, 1999.

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

INCLUDED IN TOTAL ASSETS AT JULY 31, 1998 IS TECHNOLOGY RIGHTS VALUED AT $800,000 NET OF $400,000 OF AMORTIZATION EXPENSE FOR THE YEAR THEN ENDED. THESE TECHNOLOGY RIGHTS PERTAIN TO THE CLEAN AIR PAC WHICH IS USED BY THE COMPANY IN THE FORCE COMBUSTION ENHANCER. DURING FISCAL 1998, THE COMPANY RECEIVED $591,000 IN REVENUE FROM SALES OF THE FORCE.

At July 31, 1998 current assets were $402,900, $1,309,600 less than the $1,712,500 in current assets at July 31, 1997. However, subsequent to 1998 fiscal year-end, the Company issued $500,000 in convertible debt and presently anticipates issuing an additional $500,000 in convertible debt. Further, the Company is in negotiations for a financing of up to $5,000,000 of debt convertible into shares of Common Stock at a discount to market (the "Debt Facility"). AN ALTERNATIVE SOURCE OF FUNDS IS
A PROPOSED $1,300,000 BRIDGE FINANCING (THE "BRIDGE FINANCING") WHICH IS A CONDITION TO THE COMPLETION OF THE PROPOSED MERGER WITH COMMODORE SEPARATION TECHNOLOGIES, INC.

Assuming the availability of the Debt Facility OR THE BRIDGE FINANCING and anticipated increased sale of its product based upon existing customer commitments, the Company anticipates that it will be able to continue its operations at the current level for at least one year, however, there can be no assurance to this effect. The inability to secure the Debt Facility OR THE BRIDGE FINANCING or obtain alternative financing would have a material adverse effect on the Company. Any additional financing, including the Debt Facility AND THE BRIDGE FINANCING, may involve substantial dilution to the interests of the Company's then existing shareholders.

Year 2000 Compliance

MANY COMPUTER SYSTEMS WERE NOT DESIGNED TO HANDLE ANY DATES BEYOND THE YEAR 1999, AND THEREFORE COMPUTER HARDWARE AND SOFTWARE MAY NEED TO BE MODIFIED PRIOR TO THE YEAR 2000 IN ORDER TO REMAIN FUNCTIONAL. ATG HAS COMPLETED A YEAR 2000 COMPLIANCE REVIEW OF OUR INTERNAL SYSTEMS AND IS NOT AWARE OF ANY MATERIAL COSTS OR OPERATIONAL ISSUES ASSOCIATED WITH YEAR 2000 ISSUES AFFECTING INTERNAL SYSTEMS. TO DATE ATG HAS NOT INCURRED AND DOES NOT BELIEVE THAT IT WILL INCUR SIGNIFICANT OPERATING EXPENSES OR BE REQUIRED TO INVEST HEAVILY IN COMPUTER SYSTEMS IMPROVEMENTS TO BE YEAR 2000 COMPLIANT. HOWEVER, ATG MAY EXPERIENCE SIGNIFICANT UNANTICIPATED PROBLEMS AND COSTS CAUSED BY UNDETECTED ERRORS OR DEFECTS IN INTERNAL SYSTEMS. THE WORST-CASE SCENARIO IF SUCH PROBLEMS OCCUR WOULD BE THE INABILITY TO SHIP PRODUCTS AND PERFORM ACCOUNTING FUNCTIONS AS WELL AS THE LOSS OF RESEARCH RESULTS AND FINANCIAL RECORDS.

THERE CAN BE NO ASSURANCE THAT THE SYSTEMS OF OTHER COMPANIES WITH WHICH ATG CURRENTLY DOES BUSINESS OR WILL DO BUSINESS WITH IN THE FUTURE WILL BE YEAR 2000 COMPLIANT, HOWEVER THE OUTSIDE SUPPLIER OF CERTAIN PAYROLL SERVICES HAS NOTIFIED THE COMPANY THAT IT IS YEAR 2000 COMPLIANT. ALL OTHER SUPPLIERS CAN BE READILY REPLACED IF THE SUPPLIER SHOULD HAVE YEAR 2000 DIFFICULTIES.

ITEM 7.  FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Under the 1992 agreement pursuant to which the Company acquired the right to use the Clean Air Pac, the Company was required to pay a 1.25 percent cash royalty plus up to one million shares of Series A Preferred Stock to BWN based upon sales of The Force. On August 5, 1997, in exchange for 500,000 shares of Common Stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation (together BWN), to the Clean Air Pac which is used by the Company in The Force-Registered Trademark-airborne fuel treatment. THIS ELIMINATED THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF SERIES A PREFERRED STOCK AND PAY CASH ROYALTIES IN CONNECTION WITH SALES OF THE FORCE. The technology rights are amortized based on the straight line basis over a period of three years. INCLUDED IN THE CONSOLIDATED BALANCE SHEET IS AN UNAMORTIZED BALANCE OF $800,000 AS OF JULY 31, 1998. Included in selling and general expenses is amortization expense of $400,000 for the year ended July 31, 1998.

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

     b.   MINING LEASE

     In connection with their plans to dispose of the property, in November, 1997, New Concept Mining, a wholly-owned subsidiary of the Company, entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. (Royal Gold). Royal Gold has an exclusive mining lease for three patented and 115 unpatented mining claims in the Manhattan Mining District of Nevada for twenty years and so long thereafter as minerals are produced in commercial quantities. In exchange, ATG will receive a 4% net royalty on all smelted gold produced by Royal Gold from the property. IN ADDITION, ROYAL GOLD HAS AGREED TO FUND CERTAIN OBLIGATIONS OF NEW CONCEPT RELATED TO THE LEASED MINING CLAIMS TOTALING $875,000 OVER A FOUR YEAR PERIOD ($100,000 OF WHICH HAVE BEEN PAID BY ROYAL GOLD through July 31, 1998 and accounted for as other REVENUES). THESE PAYMENTS ARE TO FUND REPAYMENT OF CERTAIN DEBTS INCLUDING INTEREST AND OTHER PROPERTY PAYMENTS (COLLECTIVELY, LANDOWNER PAYMENTS). IN ADDITION, ROYAL GOLD IS TO incur a minimum of $250,000 yearly for exploration and development costs on the property. These payments are credited against royalty payments. Royal Gold is also granted an option to purchase the property for $4,350,000, LESS ANY LANDOWNER PAYMENTS AND ROYALTIES PAID BY ROYAL GOLD, prior to November 30, 2001.

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

     d.   IMPAIRMENT

     New Concept Mining no longer plans to develop their mining properties but plans to sell, lease or otherwise dispose of its investment. As of July 31, 1998, the Company has not entered into any finalized agreements to sell or otherwise dispose of its investment. However, management has received non-binding offers which indicate that the carrying amount of these assets will exceed net realizable value by $2,145,000. Therefore, the Company has recorded an impairment charge of $2,145,000 in the July 31, 1998 accompanying statement of operations. IN ADDITION TO THE NON-BINDING OFFERS, THE COMPANY HAS PREVIOUSLY OBTAINED AN EVALUATION OF ALL OF ITS MINING AND MILL EQUIPMENT FROM AN INDEPENDENT THIRD PARTY AND AN EXPLORATION AND PRE-PRODUCTION MINE AND DEVELOPMENT REPORT ALSO FROM AN INDEPENDENT THIRD PARTY. THE DEVELOPMENT REPORT ESTIMATES GOLD ORE RESERVES AS 1,012,000 OUNCES (238,000 OUNCES PROVEN-PROBABLE AND 774,000 OUNCES POSSIBLE). SINCE THE DATE OF THE

     DEVELOPMENT REPORT, ROYAL GOLD HAS CONDUCTED ITS OWN EXPLORATORY DRILL PROGRAM ON THE PROPERTY AND ADJACENT PROPERTY. THE COMPANY HAS NOT RECEIVED A REPORT ON THE DRILL PROGRAM. HOWEVER, BASED ON THE NON-BINDING OFFERS, THE EVALUATION OF ITS MINING AND MILL EQUIPMENT AND THE DEVELOPMENT REPORT, THE COMPANY BELIEVES THAT THE IMPAIRMENT CHARGES RECORDED AT JULY 31, 1998 ARE SUFFICIENT TO REDUCE THE CARRYING VALUE OF THESE ASSETS TO NET REALIZABLE VALUE.


     e.   ASSETS HELD FOR SALE

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


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 to its report on Form 10-KSB for the fiscal year ended July 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN TECHNOLOGIES GROUP, INC.

                         By:  /s/ Lawrence J. Brady
                              ---------------------
                              Lawrence J. Brady
                              Chairman of the Board and
                              Chief Executive Officer

                         Date: March 3, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date

     /s/ Lawrence J. Brady         Chairman of the Board,        March 3, 1999
     ---------------------        Chief Executive Officer
      Lawrence J. Brady

        /s/ Harold Rapp           Chief Financial Officer        March 3, 1999
        ---------------
          Harold Rapp


          /s/ Yan Lin                    Controller              March 3, 1999
          -----------
            Yan Lin


       /s/ William Odom                  Director                March 3, 1999
       ----------------
         William Odom

        /s/ Shui-Yin Lo           Director and Director of       March 3, 1999
        ---------------           Research and Development
          Shui-Yin Lo

      /s/ Terry Wachsner                  Director               March 3, 1999
      ------------------
        Terry Wachsner


     /s/ Charles McCarthy                 Director               March 3, 1999
     --------------------
       Charles McCarthy