Form 10QSB
period 1999-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-03-17
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999


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

         As of March 15, 1999, the registrant had 26,846,987 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                                  PAGE
PART I          FINANCIAL INFORMATION

ITEM 1          Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                as of January 31, 1999 and July 31, 1998                              3

                Condensed Consolidated Statements of Operations
                for the Three and Six Months ended January 31, 1999 and 1998          5

                Condensed Consolidated Statements of Cash Flows
                for the Six Months ended January 31, 1999 and 1998                    6

                Notes to the Condensed Consolidated Financial Statements              7

ITEM 2          Management's Discussion and Analysis                                  11


PART II         OTHER INFORMATION


ITEM 6          Exhibits and Reports on Form 8-K                                      14

                Signatures                                                            15


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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1999 AND JULY 31, 1998

                                    ASSETS

                                                                 January 31,      July 31,
                                                                    1999            1998
                                                                 -----------     -----------
                                                                 (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                  $   119,056     $    60,563
      Accounts receivable, net of allowance for
          doubtful accounts of $10,000 and $28,811
          at January 31, 1999 and July 31, 1998,  respectively        31,363          46,029
      Inventories, net                                               178,127         149,658
      Due from officers/shareholders                                   1,720         138,198
      Notes receivable, net                                           49,450               -
      Other current assets                                                 -           8,482
                                                                 -----------     -----------
           Total current assets                                      379,716         402,930
                                                                 -----------     -----------


PROPERTY AND EQUIPMENT                                             1,837,406       1,837,406
      Less--Accumulated depreciation and
          amortization                                              (500,254)       (421,767)
                                                                 -----------     -----------
                                                                   1,337,152       1,415,639
                                                                 -----------     -----------


NOTES RECEIVABLE, net of current portion                           1,218,100               -

TECHNOLOGY RIGHTS, net of accumulated
          amortization of $600,000 and $400,000
          at January 31, 1999 and July 31, 1998, respectively        600,000         800,000

OTHER ASSETS                                                         397,126         432,909

ASSETS HELD FOR DISPOSAL                                           2,643,030       3,925,051

ASSETS OF DISCONTINUED OPERATIONS                                    127,602         134,401
                                                                 -----------     -----------

                                                                 $ 6,702,726     $ 7,110,930
                                                                 -----------     -----------
                                                                 -----------     -----------


                    The accompanying notes are an integral part
                   of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1999 AND JULY 31, 1998

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             January 31,             July 31,
                                                                1999                   1998
                                                            ------------           ------------
                                                            (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                      $    877,774           $    360,028
      Accrued liabilities                                        228,918                145,770
      Accrued professional fees                                  224,740                243,600
      Amounts due to related parties                             559,288                264,345
      Current portion of notes payable                           388,900                372,824
      Current portion of capital lease obligations                22,344                 22,344
      Convertible debentures                                   1,375,000                 75,000
      Liabilities of discontinued operations                     374,961                356,366
      Deposit on sale of discontinued operations                 500,000                300,000
                                                            ------------           ------------
           Total current liabilities                           4,551,925              2,140,277

NOTES PAYABLE, net of current portion                          1,586,625              1,587,955
CAPITAL LEASES OBLIGATIONS, net of current portion               246,990                283,084
                                                            ------------           ------------

           Total liabilities                                   6,385,540              4,011,316
                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock:
          Par value--$.001,
          Authorized--10,000,000 shares
          Issued and outstanding--378,061 shares                     378                    378
      Series B Convertible Preferred Stock:
          Par value--.001,
          Authorized--500,000 shares
          Liquidation value--$8.00 per share
          None issued and outstanding                                  -                      -
      Series C Convertible Preferred Stock:
          Par value--.001,
          Authorized--2,000 shares
          Liquidation value--$1,000 per share
          None issued and outstanding                                  -                      -
      Common Stock:
          Par value--$.001,
          Authorized--100,000,000 shares
          Issued and outstanding--26,824,987 and
          22,704,368 shares at January 31, 1999
          and at July 31, 1998, respectively                      26,825                 22,704
      Additional paid in capital                              42,898,104             39,569,941
      Stock subscriptions                                         46,320                 63,440
      Prepaid consulting                                      (2,011,133)                     -
      Deficit                                                (40,643,308)           (36,556,849)
                                                            ------------           ------------
           Total stockholders' equity                            317,186              3,099,614
                                                            ------------           ------------

                                                            $  6,702,726           $  7,110,930
                                                            ------------           ------------
                                                            ------------           ------------


                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                                  (Unaudited)


                                              For Three Months Ended January 31,             For Six Months Ended January 31,
                                                  1999                   1998                   1999                   1998
                                              -----------            -----------            -----------            -----------
REVENUES:
      Technology products                     $    55,548            $   107,875            $    96,480            $   538,900
      Rental income                                13,500                 50,000                 77,000                 50,000
      Other                                        50,708                 17,764                112,031                 73,326
                                              -----------            -----------            -----------            -----------
         Total operating revenues                 119,756                175,639                285,511                662,226
                                              -----------            -----------            -----------            -----------

OPERATING EXPENSES
      General and administrative                1,448,727                691,915              2,249,967              1,261,345
      Marketing and product development           416,565                204,995                535,239                512,054
      Research and development                    181,439                287,305                350,657                646,421
      Mining operations                            54,526                 27,108                 82,076                122,969
      Amortization of technology rights           100,000                200,000                200,000                200,000
                                              -----------            -----------            -----------            -----------
           Total operating expenses             2,201,257              1,411,323              3,417,939              2,742,789
                                              -----------            -----------            -----------            -----------

OTHER (EXPENSE) INCOME
      Interest expense, net                      (563,159)              (419,860)              (737,115)            (1,527,381)
      Loss on investment in a joint venture             -                      -                (39,341)                     -
                                              -----------            -----------            -----------            -----------
                                                 (563,159)              (419,860)              (776,456)            (1,527,381)
                                              -----------            -----------            -----------            -----------

NET LOSS FROM CONTINUING OPERATIONS
          BEFORE DISCONTINUED OPERATIONS       (2,644,660)            (1,655,544)            (3,908,884)            (3,607,944)


DISCONTINUED OPERATIONS (NOTE 6)                 (100,831)               (86,381)              (177,575)              (260,084)
                                              -----------            -----------            -----------            -----------


NET LOSS                                      $(2,745,491)           $(1,741,925)           $(4,086,459)           $(3,868,028)
                                              -----------            -----------            -----------            -----------
                                              -----------            -----------            -----------            -----------


BASIC AND DILUTED NET LOSS PER SHARE
      Continuing operations                   $     (0.11)           $     (0.08)           $     (0.16)           $     (0.17)
      Discontinued operations                       (0.00)                 (0.00)                 (0.01)                 (0.01)
                                              -----------            -----------            -----------            -----------
                                              -----------            -----------            -----------            -----------
          Net Loss                            $     (0.11)           $     (0.08)           $     (0.17)           $     (0.18)
                                              -----------            -----------            -----------            -----------
                                              -----------            -----------            -----------            -----------

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING               25,036,944             21,317,082             24,217,235             21,100,134
                                              -----------            -----------            -----------            -----------
                                              -----------            -----------            -----------            -----------



                The accompanying notes are an integral part
               of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (Unaudited)

                                                                          Six Months Ended January 31,
                                                                              1999           1998
                                                                          -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Loss                                                            $(4,086,459)    $(3,868,028)
      Adjustments to reconcile net loss to net cash used
            in operating activities:
          Depreciation and amortization                                       287,958         279,312
          Write-off of advances to officers and shareholders                  136,698               -
          Stock issued as consideration for services                          897,996           4,235
          Imputed interest expense for notes payable and capital lease         36,478          37,766
          Interest and financing costs on convertible debt                    600,121       1,471,771
          Loss on investment in joint venture                                  39,341               -
          Loss on disposal of equipment                                             -          10,161
      Changes in assets and liabilities:
          Accounts receivable                                                  14,666         332,737
          Inventories                                                         (28,469)          7,063
          Other current assets                                                  8,482               -
          Accounts payable and accrued liabilities                            582,034        (469,687)
          Amounts due to related parties                                      152,443               -
                                                                          -----------     -----------
               Net cash used in operating activities                       (1,358,711)     (2,194,670)
                                                                          -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                        -        (188,117)
          Other assets                                                         (3,557)       (210,997)
                                                                          -----------     -----------
               Net cash used in investing activities                           (3,557)       (399,114)
                                                                          -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
          Advances to shareholders/officers                                      (220)        (73,848)
          Advances from related parties                                       142,500               -
          Net proceeds from issuance of convertible debt                    1,105,913       2,834,880
          Proceeds from notes receivable                                        5,000               -
          Payments on notes payable                                            (7,826)        (45,853)
          Payments on capital lease obligation                                (50,000)        (50,000)
          Deposit on sale of discontinued operations                          200,000               -
          Net proceeds from issuance of stock                                       -          82,017
                                                                          -----------     -----------
               Net cash provided by financing activities                    1,395,367       2,747,196
                                                                          -----------     -----------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                    25,394          (7,019)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      58,493         146,393

CASH AND CASH EQUIVALENTS, beginning of period                                 60,563       1,025,076
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                  $   119,056     $ 1,171,469
                                                                          -----------     -----------
                                                                          -----------     -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:

          Stock issued for technology rights                              $         -     $ 1,200,000
                                                                          -----------     -----------
                                                                          -----------     -----------
          Convertible debenture issued for commission                     $         -     $   225,000
                                                                          -----------     -----------
                                                                          -----------     -----------
          Notes issued for mining properties                              $         -     $   200,000
                                                                          -----------     -----------
                                                                          -----------     -----------
          Conversion of debentures                                        $         -     $   500,000
                                                                          -----------     -----------
                                                                          -----------     -----------
          Sale of assets held for disposal for notes receivable, net      $ 1,272,500     $         -
                                                                          -----------     -----------
                                                                          -----------     -----------



                  The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 1998.

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

         c.       NET LOSS PER SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year. The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" issued in February 1997. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 32,746 and 1,435,793 for the six months ended January 31, 1999 and 1998, respectively.

         d. RECLASSIFICATIONS

         Certain amounts in the January 31, 1998 consolidated financial statements have been reclassified to conform to current year presentation.

3.       DEBENTURES

         During the six months ended January 31, 1999, the Company issued pursuant to subscription agreements $1,050,000, in the aggregate, of 6 percent subordinated convertible debentures, maturing November 1, 2003. Interest is due semi-annually commencing May 1, 1999 or upon conversion. The principal and accrued interest are convertible into shares of ATG's Common Stock at the lower of a fixed conversion price of $0.62 or a variable conversion price equal to 75 percent of the average closing bid price of ATG's Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 105,000 shares of Common Stock at $0.75 per share. The Company anticipates that all of the debentures (including interest) will be converted into ATG's Common Stock. Imputed interest of $350,000 and financing costs of $194,087 were recorded as interest expense in connection with the $1,050,000 of debentures in the accompanying Consolidated Statements of Operations for the three and six month periods ended January 31, 1999.

         In December 1998, the Company issued under a separate subscription agreement $250,000, in the aggregate, of 3 percent subordinated convertible debentures, maturing December 1, 2003. Interest is due upon the maturity date. The principal and accrued interest are convertible into 431,035 shares of ATG's Common Stock at a fixed conversion price of $0.58. Imputed interest of $56,034 was recorded as interest expense in connection with the $250,000 of debentures in the accompanying Consolidated Statements of Operations for the three and six month periods ended January 31, 1999.

         In connection with the 6 percent subordinated convertible debentures, the Company placed 2,500,000 shares of ATG's Common Stock in escrow to be released to the extent due upon conversion of these debentures.

4.       CAPITAL STOCK

         a.       COMMON STOCK

         During August 1998, the Company entered into two separate consulting agreements for services. Under the terms of the agreements, the Company issued 1,000,000 shares of ATG's Common Stock valued at $781,250 for services which is amortized on a straight line basis over the terms of the agreements expiring May 31, 1999 and July 31, 1999. During December 1998, the Company entered into three separate consulting agreements for services. Under the terms of the agreements, the Company issued 3,000,000 shares of ATG's Common Stock valued at $2,080,000 for services which is amortized on a straight line basis over the terms of the agreements expiring July, 1999, September, 1999 and November 1999. General and Administrative expenses include amortization expense of $636,055 and $850,117 for the three and six month periods ended January 31, 1999 in the accompanying Consolidated Statements of Operations. As of January 31, 1999, the remaining unamortized cost of $2,011,133 is included in prepaid consulting under stockholders' equity in the accompanying Consolidated Balance Sheets.

         During November 1998, the Company issued 100,000 shares of Common Stock valued at $40,000 to a consultant for a special project relating to trading activity of the Company's Common Stock on the OTC Bulletin Board.

         b.       STOCK SUBSCRIPTIONS

         During the six months ended January 31, 1999, the Company issued 20,619 shares of Common Stock valued at $25,000 which were included within stock subscriptions as of July 31, 1998 and recorded a subscription of services for 4,000 shares valued at $7,879. As of January 31, 1999, the Company had not issued (i) 6,000 shares of Common Stock owed for services rendered through January 31, 1999, valued at $11,820 and (ii) 22,500 shares of Common Stock sold under private placement for an aggregate of $34,500 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

5.       JOINT VENTURE

         In February, 1998, the Company formed a joint venture with approximately 25% ownership interest, which will be accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary IE-TM- crystals. Sales of these products commenced in June, 1998. The Company made an initial investment of $124,100 in the joint venture. The Company's share of net loss from this joint venture was approximately $39,341 for the six months ended January 31, 1999. The net assets of the joint venture were approximately $787,000 as of December 31, 1998.

         As of January 31, 1999, the Company had approximately $10,000 in accounts receivable due from the joint venture. Included in the Consolidated Statements of Operations is $7,500 and $15,000 of rental income relating to the joint venture during the three and six months ended January 31, 1999.

6.       DISCONTINUED OPERATIONS

         On June 23, 1998, the Company entered into an agreement with a former officer-shareholder to sell the stock of ATG Media, Inc. for $500,000. The closing date was initially set as August 15, 1998, but has been extended by the parties. The sale is contingent on the sale of 2,250,000 shares of the former officer's Common Stock to an unrelated third party for proceeds of at least $2,000,000. If the former officer's stock is not purchased, the Company is obligated to return the amount of purchase price paid in cash or shares of ATG's Common Stock valued at $0.89 per share. As of January 31, 1999, the Company has received $500,000 of the purchase price, which is included in current liabilities in the accompanying Consolidated Balance Sheets.

         Included in assets of discontinued operations are inventories and accounts receivable. Included in liabilities of discontinued operations are accounts payable and deferred subscription revenue.

         Loss from operations of discontinued operations are $100,831 and $86,381 for the three months ended January 31, 1999 and 1998, respectively, and $177,575 and $260,084 for the six months ended January 31, 1999 and 1998, respectively. The Company estimates that the sales price less the carrying value and costs of disposal will not result in a loss on the disposal.

7.       ASSETS HELD FOR SALE

         Included in assets held for sale in the accompanying Consolidated Balance Sheets are the Tempiute property of $560,000 and the Manhattan gold property of $2,083,030. The Company no longer plans to develop these properties but plans to sell, lease or otherwise dispose of its investment. The Manhattan gold property has been leased to Royal Gold, Inc.

         On January 5, 1999, the Company completed the sale of its Manhattan, Nevada mill properties and equipment to Newgold, Inc. for $1,450,000 payable over a period of five years. The accompanying Consolidated Balance Sheets as of January 31, 1999 includes a note receivable of $1,445,000 net of discount of $177,450. At January 31, 1996, the date of its last audited balance sheet, NewGold had a significant working capital deficiency. The report of NewGold's independent accountants on its January 31, 1996 financial statements contained a statement expressing doubt about the ability of NewGold continuing as a going concern.

8.       RELATED PARTY TRANSACTIONS

         Included in amounts due to related parties in the accompanying Consolidated Balance Sheets is $142,500 in short term borrowings from related parties as of January 31, 1999. In consideration of these borrowings, the Company granted an option to purchase 75,000 shares of ATG's Common Stock at $0.40 per share.

9.       SUBSEQUENT EVENT

         During February, 1999, the Company issued a 3 percent subordinated convertible debenture, maturing December 1, 2003 in the principal amount of $300,000. Interest is due on the maturity date. The principal and accrued interest are convertible into 600,000 shares of ATG's Common Stock at a fixed conversion price of $0.50 per share. The debentures include warrants to purchase 55,000 shares of Common Stock at $0.75 per share. In addition, the Company received an 8 percent interest bearing loan with principal of $175,000 in March 1999 and issued 25,000 warrants in connection with this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continues its efforts to refocus the Company's activities on its core technologies, along with new product development, including new applications for its IE-TM- technology, and commercialization of those applications which were already perfected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 1999 AND 1998

Revenue decreased by $55,800 from $175,600 to $119,800 for the three months ended January 31, 1998 and January 31, 1999, respectively, principally due to the continuing transition from pure research and development to commercialization and sales of products.

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $790,000 from $1,411,300 to $2,201,300 for the three months ended January 31, 1998 and January 31, 1999, respectively. The increase was due to increases of $756,800 in general and administrative expense (due to additional consulting expenses including prepaid services), $211,600 in marketing and product development and $27,400 in mining expense partially offset by decreases of $105,900 in research and development and $100,000 in amortization of technology rights.

ATG's net loss for the second quarter of fiscal 1999 increased by $1,003,600 to $2,745,500 from $1,741,900 for the second quarter of fiscal 1998. The increase is due to increased operating and other expenses of $933,300, an increase of $14,500 in losses from discontinued operations and a decrease in revenues of $55,800.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JANUARY 31, 1999 AND 1997

Revenue decreased by $376,700 from $662,200 to $285,500 for the six months ended January 31, 1998 and January 31, 1999, respectively, principally due to the Company's decision to stop selling IE crystals for use in laundry products by TradeNet Marketing Inc. and the continuing transition from pure research and development to commercialization and sales of products.

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $675,100 from $2,742,800 to $3,417,900 for the six months ended January 31, 1998 and January 31, 1999, respectively. The increase was due to increases of $988,700 in general and administrative expense (due to additional consulting expenses including prepaid services) and $23,100 in marketing and product development partially offset by decreases of $295,700 in research and development and $40,900 in mining expense.

Other expenses for the six months ended January 31, 1999 decreased by $750,900 to $776,500 from $1,527,400 for the corresponding period of fiscal 1998 due to a decrease in interest expense.

ATG's net loss for the six months ended January 31, 1999 increased by $218,500 to $4,086,500 from $3,868,000 for the corresponding period of fiscal 1998. The increased loss is principally due to increased operating expenses of $675,100 and a decrease in revenues of $376,700 partially offset by decreases in other expenses of $750,900 and losses from discontinued operations of $82,500.

LIQUIDITY AND CAPITAL RESOURCES

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

Total assets decreased by $408,200 from $7,110,900 at July 31, 1998 to $6,702,700 at January 31, 1999. This decrease was principally the net result of decreases in accounts receivable of $14,600, write-off of amounts due from officers/shareholders of $136,700, other assets of $35,800, unamortized technology rights of $200,000 and assets held for disposal of $1,282,100 partially offset by increases in cash of $58,500, net inventories of $28,500, notes receivable of $1,267,600. The increase in notes receivable reflects the completion of the sale of the Manhattan, Nevada mill to NewGold, Inc.

Total liabilities increased by $2,374,200 from $4,011,300 to $6,385,500 at July 31, 1998 and January 31, 1999, respectively. This increase was due principally to increases in accounts payable of $517,800, accrued liabilities of $83,100, amounts due to related parties of $295,000, convertible debentures of $1,300,000 and deposits of $200,000.

The Company's working capital deficiency at January 31, 1999 increased by $2,434,800 to $4,172,200 from $1,737,400 at July 31, 1998. This increase is principally the result of increases in convertible debentures of $1,300,000, accounts payable of $517,800, amounts due to related parties of $295,000 and deposit on sale of subsidiaries of $200,000. The Company anticipates that $1,300,000 in convertible debentures will be converted into Common Stock during fiscal 1999. In such event, the Company's working capital position will improve as will the amount of shareholders' equity.

The principal source of working capital during the six month period ending January 31, 1999 was the sale of $1,300,000 of principal amount of convertible debentures. During the comparable period in 1998, the principal source of working capital was the sale of $3,225,000 of principal amount of convertible debentures.

Subsequent to January 31, 1999, the Company continued to finance its operations with debt. As of March 15, 1999, the Company had sold an additional $300,000 of principal amount of convertible debentures and received a $175,000 loan bearing interest at 8 percent per annum. In connection with these debt instruments, the Company issued an aggregate of 80,000 warrants to purchase ATG's Common Stock at $0.75 per share. In addition, negotiations are ongoing for a bridge loan with net proceeds of $1,300,000 leading to a secondary private or public offering of undetermined securities of the Company for $10,000,000, both in connection with the Company's proposed merger with Commodore Separation Technologies Inc. The proposed transaction with Commodore Separation Technologies is discussed below. The Company's continued operations are dependent upon obtaining some financing, of which there can be no assurance.

In January, 1999, the Company signed a letter of intent which effectuates its acquisition of Commodore Separation Technologies, although the transaction is structured as a merger. Commodore Separation Technologies is commercializing a proprietary separation technology and recovery system known as SLiM-TM-. SLiM stands for Supported Liquid Membrane. SLiM can selectively remove from water valuable substances for reuse or toxic materials for safe disposal.

If the transaction is completed as proposed, the existing shareholders of American Technologies would own approximately 80.1 percent of the surviving company and the shareholders of Commodore Separation Technologies would own approximately 19.9 percent of the surviving company. In addition, the Commodore Separation Technologies shareholders will receive one third of the after tax profit of the existing business of Commodore Separation Technologies.

Statements included in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

     4.6  Form of 3% Convertible Debenture *

     27   Financial Data Schedule

------------------------------
* Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 1999.

 (b) REPORTS ON FORM 8-K.

         A report on Form 8-K was filed during the period covered by this quarterly report. The Form 8-K was dated January 5, 1999 and reported an event under Item 2.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN TECHNOLOGIES GROUP, INC.


                                            By: /s/ Lawrence J. Brady
                                                -----------------------------
                                                Lawrence J. Brady
                                                Chairman of the Board and
                                                Chief Executive Officer

                                          Date: March 16, 1999


                                            By: /s/ Harold Rapp
                                                -----------------------------
                                                Harold Rapp
                                                Chief Financial Officer

                                          Date: March 16, 1999