Form 10KSB/A
period 1998-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-03-26
CIK 878547

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Amendment No. 3 to
                                   FORM 10-KSB/A

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

                        DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

Explanatory Note: This Amendment No 3. to Form 10-KSB amends Item 1. Description of Business, Core Technologies, IE-TM- Technology. Amended portions are italicized.

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

The clusters are groups of water molecules configured in such a way so as to produce relatively large plus/minus polarity. We believe this polarity is what gives the clusters their catalytic properties. Tests indicate that these water clusters improve the performance of various chemical, physical and biological processes, including combustion enhancement, descaling, enzyme processes and de-coking. For example, in internal combustion engines the clusters attracts hydrocarbons and oxygen resulting in a more complete burning of the fuel. This results in improved efficiency and reduced carbon deposits in the combustion chamber. In certain biological applications related to enzyme production, the clusters have been shown to significantly improve enzyme yield OR RATE OF ENZYME PRODUCTION. IN ONE INSTANCE ENZYME CULTURES UTILIZING IE TECHNOLOGY WATER SOLUTIONS REQUIRED 97 FEWER HOURS TO ACHIEVE THE SAME GROWTH LEVEL AS COMPARABLE CULTURES UTILIZING DISTILLED WATER. THE INCREASED ENZYME PRODUCTION RATE THAT MAY BE ACHIEVED UTILIZING IE TECHNOLOGY WATER SOLUTIONS MAY RESULT IN COST SAVINGS TO THE ENZYME PRODUCTION INDUSTRY.

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

Dr. Benjamin Bonavida a UCLA Professor of Immunology, studied the effects of IE solutions on the human immune system. His research showed possible IE solutions applications in the area of immunotherapy for treatment of cancer and infectious diseases. Research to date has shown that the clusters exert a positive influence on the human immune system. Dr. Bonavida has shown that the catalyst significantly increases the production of cytokines which stimulate the response of the human immune system. Further research, which is currently being carried on by Dr. Bonavida, is required to refine the preliminary findings, but we believe that the catalyst will be shown to have applications in the treatment of certain human immune system deficiency disorders. THE ESTIMATED COST FOR THE PREPARATORY RESEARCH AND VALIDATION NECESSARY BEFORE STARTING CLINICAL TRIALS IS $300,000. ATG INTENDS TO SEEK GRANTS FROM THE NUMEROUS SOURCES SUPPORTING RESEARCH INTO IMMUNE SYSTEM DISORDERS AND THEIR TREATMENT. GENERALLY IT TAKES APPROXIMATELY 7 YEARS TO COMPLETE THE US FOOD AND DRUG ADMINISTRATION PRODUCT APPROVAL CYCLE. HOWEVER, WITH TREATMENTS FOR IMMUNE DEFICIENCY DISORDERS ACCELERATED TESTING AND REVIEW IS POSSIBLE. THERE CAN BE NO ASSURANCE THAT ATG WILL OBTAIN ANY GRANTS OR WILL BE SUCCESSFUL IN OBTAINING THE APPROVALS NECESSARY FOR MARKETING A PRODUCT.

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 3 to its report on Form 10-KSB for the fiscal year ended July 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN TECHNOLOGIES GROUP, INC.

                         By:  /s/ Lawrence J. Brady
                              ---------------------
                              Lawrence J. Brady
                              Chairman of the Board and
                              Chief Executive Officer

                         Date: March 24, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date


     /s/ Lawrence J. Brady         Chairman of the Board,        March 24, 1999
     ---------------------        Chief Executive Officer
      Lawrence J. Brady


        /s/ Harold Rapp           Chief Financial Officer,       March 24, 1999
        ---------------           Chief Accounting Officer
          Harold Rapp


       /s/ William Odom                  Director                March 24, 1999
       ----------------
         William Odom


        /s/ Shui-Yin Lo           Director and Director of       March 24, 1999
        ---------------           Research and Development
          Shui-Yin Lo


                                          Director               March 24, 1999
      ------------------
        Terry Wachsner


     /s/ Charles McCarthy                 Director               March 24, 1999
     --------------------
       Charles McCarthy