Form 10-Q
period 1999-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-06-21
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

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

                    Issuer's telephone number: (626) 357-5000

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----   ------

         As of June 10, 1999, the registrant had 27,408,785 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                                   PAGE
PART I          FINANCIAL INFORMATION

ITEM 1          Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                as of April 30, 1999 and July 31, 1998                               3

                Condensed Consolidated Statements of Operations
                for the Three and Nine Months ended April 30, 1999 and 1998          5

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months ended April 30, 1999 and 1998                    6

                Notes to the Condensed Consolidated Financial Statements             7

ITEM 2          Management's Discussion and Analysis                                 11


PART II         OTHER INFORMATION

ITEM 6          Exhibits and Reports on Form 8-K                                     14

                Signatures                                                           15



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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS - APRIL 30, 1999 AND JULY 31, 1998

                                     ASSETS


                                                                               April 30,                 July 31,
                                                                                 1999                      1998
                                                                         ---------------------     --------------------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $         48,448          $        60,563
   Accounts receivable, net of allowance for
     doubtful accounts of $10,000 and $28,811
     at April 30, 1999 and July 31, 1998,  respectively                             62,637                   46,029
   Inventories, net                                                                179,432                  149,658
   Due from officers/shareholders                                                    5,580                  138,198
   Other current assets                                                                  -                    8,482
                                                                         ------------------        -----------------
     Total current assets                                                          296,097                  402,930
                                                                         ------------------        -----------------


PROPERTY AND EQUIPMENT                                                           1,837,406                1,837,406
   Less--Accumulated depreciation and
     amortization                                                                 (539,184)                (421,767)
                                                                         ------------------        -----------------
                                                                                 1,298,222                1,415,639
                                                                         ------------------        -----------------


TECHNOLOGY RIGHTS, net of accumulated
     amortization of $700,000 and $400,000
     at April 30, 1999 and July 31, 1998, respectively                             500,000                  800,000

OTHER ASSETS                                                                       393,752                  432,909

ASSETS HELD FOR DISPOSAL                                                         3,710,845                3,925,051

ASSETS OF DISCONTINUED OPERATIONS                                                        -                  134,401
                                                                         ------------------        -----------------

                                                                          $      6,198,916          $     7,110,930
                                                                         ------------------        -----------------
                                                                         ------------------        -----------------


The accompanying notes are an integral part of those consdensod consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS - APRIL 30, 1999 AND JULY 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     April 30,            July 31,
                                                                                       1999                 1998
                                                                               -----------------      ----------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                                              $   1,130,202          $     360,028
   Accrued liabilities                                                                 595,962                145,770
   Accrued professional fees                                                           237,035                243,600
   Amounts due to related parties                                                      434,876                264,345
   Current portion of notes payable                                                  1,276,230                372,824
   Current portion of capital lease obligations                                         22,344                 22,344
   Convertible debentures                                                            1,675,000                 75,000
   Liabilities of discontinued operations                                                    -                356,366
   Deposit on sale of discontinued operations                                                -                300,000
                                                                               -----------------      ----------------
      Total current liabilities                                                      5,371,649              2,140,277

NOTES PAYABLE, net of current portion                                                1,019,408              1,587,955
CAPITAL LEASES OBLIGATIONS, net of current portion                                     253,780                283,084
                                                                               -----------------      ----------------
      Total liabilities                                                              6,644,837              4,011,316
                                                                               -----------------      ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Series A Convertible Preferred Stock:
     Par value--$.001,
     Authorized--10,000,000 shares
     Issued and outstanding--378,061 shares                                                378                    378
   Series B Convertible Preferred Stock:
     Par value--.001,
     Authorized--500,000 shares
     Liquidation value--$8.00 per share
     None issued and outstanding                                                             -                      -
   Series C Convertible Preferred Stock:
     Par value--.001,
     Authorized--2,000 shares
     Liquidation value--$1,000 per share
     None issued and outstanding                                                             -                      -
   Common Stock:
     Par value--$.001, Authorized--100,000,000 shares
     Issued and outstanding -- 27,408,785 and 22,704,368 shares at
     April 30, 1999 and July 31, 1998, respectively                                     27,409                 22,704
   Additional paid in capital                                                       43,454,520             39,569,941
   Stock subscriptions                                                                  13,320                 63,440
   Prepaid consulting                                                               (1,164,084)                     -
   Deficit                                                                         (42,777,464)           (36,556,849)
                                                                               -----------------      ----------------
      Total stockholders' equity                                                      (445,921)             3,099,614
                                                                               -----------------      ----------------

                                                                                   $ 6,198,916            $ 7,110,930
                                                                               -----------------      ----------------
                                                                               -----------------      ----------------


The accompanying notes are an integral part of those consdensod consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998

                                   (Unaudited)


                                                       For Three Months Ended April 30,          For Nine Months Ended April 30,
                                                         1999                  1998                1999                 1998
                                                  -----------------     -----------------   -----------------    ----------------
REVENUES:
   Technology products                             $      107,880        $       84,981      $      204,360       $      623,881
   Rental income                                           19,000                50,000              96,000              100,000
   Other                                                   14,355                26,325             126,386               99,651
                                                  -----------------     ----------------    ----------------     ----------------
      Total operating revenues                            141,235               161,306             426,746              823,532
                                                  -----------------     ----------------    ----------------     ----------------

OPERATING EXPENSES
   General and administrative                           1,755,884               733,521           4,005,850            1,994,866
   Marketing and product development                      112,278                88,407             647,518              600,461
   Research and development                               169,286               225,094             519,943              871,515
   Mining operations                                       35,495                20,551             117,570              115,863
   Amortization of technology rights                      100,000               100,000             300,000              300,000
   Loss on impairment of assets held for sale             200,000                     -             200,000                    -
                                                  -----------------     ----------------    ----------------     ----------------
        Total operating expenses                        2,372,943             1,167,573           5,790,881            3,882,705
                                                  -----------------     ----------------    ----------------     ----------------

OTHER (EXPENSE) INCOME
   Interest expense, net                                 (108,281)              (34,684)           (845,396)          (1,562,065)
   Loss on investment in a joint venture                        -                     -             (39,341)                   -
                                                  -----------------     ----------------    ----------------     ----------------
                                                         (108,281)              (34,684)           (884,737)          (1,562,065)
                                                  -----------------     ----------------    ----------------     ----------------

NET LOSS FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS                      (2,339,989)           (1,040,951)         (6,248,872)          (4,621,238)

LOSS ON DISCONTINUED OPERATIONS (NOTE 6)                  (24,368)             (231,071)           (201,943)            (518,812)
GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS                                230,200                     -             230,200                    -
                                                  -----------------     ----------------    ----------------     ----------------
                                                          205,832              (231,071)             28,257             (518,812)
                                                  -----------------     ----------------    ----------------     ----------------

NET LOSS BEFORE EXTRAORDINARE ITEM                     (2,134,157)           (1,272,022)         (6,220,615)          (5,140,050)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt                               -                85,775                   -               85,775

                                                  -----------------     ----------------    ----------------     ----------------
NET LOSS                                           $   (2,134,157)       $   (1,186,247)     $   (6,220,615)      $   (5,054,275)
                                                  -----------------     ----------------    ----------------     ----------------
                                                  -----------------     ----------------    ----------------     ----------------

BASIC AND DILUTED NET LOSS PER SHARE
   Continuing operations                           $        (0.09)       $        (0.05)     $        (0.25)      $        (0.21)
   Discontinued operations                                   0.01                 (0.01)               0.00                (0.02)
   Extraordinary item                                        0.00                  0.00                0.00                 0.00
                                                  -----------------     ----------------    ----------------     ----------------
     Net Loss                                      $        (0.08)       $        (0.06)     $        (0.25)      $        (0.23)
                                                  -----------------     ----------------    ----------------     ----------------
                                                  -----------------     ----------------    ----------------     ----------------

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                       26,850,333            22,441,203          25,070,103           21,662,736
                                                  -----------------     ----------------    ----------------     ----------------
                                                  -----------------     ----------------    ----------------     ----------------


The accompanying notes are an integral part of these condensed consolidated financial statments.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Unaudited)


                                                                                        Nine Months Ended April 30,
                                                                                       1999                      1998
                                                                                -----------------         ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                                      $   (6,220,615)           $  (5,054,275)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                                                    431,623                  419,390
       Write-off of advances to officers and shareholders                               136,698                        -
       Stock issued as consideration for services                                     1,745,046                  119,465
       Imputed interest expense for notes payable and capital lease                      42,502                        -
       Interest and financing costs on convertible debt                                 624,121                1,471,771
       Gain on disposal of discontinued operations                                     (230,200)                       -
       Gain on extinguishment of debt                                                         -                  (85,775)
       Loss on impairment of assets held for sale                                       200,000                        -
       Loss on investment in joint venture                                               39,341                        -
       Loss on disposal of equipment                                                          -                   10,161
   Changes in assets and liabilities:
       Accounts receivable                                                              (16,608)                 366,736
       Inventories                                                                      (29,774)                 (44,925)
       Other current assets                                                               8,482                   (7,286)
       Accounts payable and accrued liabilities                                       1,213,801                 (258,159)
                                                                                -----------------         ----------------
          Net cash used in operating activities                                      (2,055,583)              (3,062,897)
                                                                                -----------------         ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                     -                  (67,206)
       Investment in a joint venture                                                          -                 (105,000)
       Other                                                                               (184)                (294,688)
                                                                                -----------------         ----------------
          Net cash used in investing activities                                            (184)                (466,894)
                                                                                -----------------         ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Advances to shareholders/officers                                                 (4,080)                 (72,273)
       Advances from related parties                                                    170,531                        -
       Proceeds from notes payable                                                      325,000                        -
       Net proceeds from issuance of convertible debt                                 1,405,913                2,834,880
       Payments on notes payable                                                        (11,947)                (230,686)
       Payments on capital lease obligation                                             (50,000)                 (50,000)
       Deposit on sale of discontinued operations                                       201,000                        -
       Net proceeds from issuance of stock                                                    -                   81,427
                                                                                -----------------         ----------------
          Net cash provided by financing activities                                   2,036,417                2,563,348
                                                                                -----------------         ----------------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                               7,235                   76,001

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (12,115)                (890,442)

CASH AND CASH EQUIVALENTS, beginning of period                                           60,563                1,025,076
                                                                                -----------------         ----------------

CASH AND CASH EQUIVALENTS, end of period                                         $       48,448            $     134,634
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
       Stock issued for deposit on sale of discontinued operations               $      500,000            $           -
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------
       Stock issued for consulting service                                       $    2,901,250            $     119,465
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------
       Stock issued for technology rights                                        $            -            $   1,200,000
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------
       Convertible debenture issued for commission                               $            -            $     225,000
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------
       Notes issued for mining properties                                        $            -            $     200,000
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------
       Conversion of debentures                                                  $            -            $   3,150,000
                                                                                -----------------         ----------------
                                                                                -----------------         ----------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 1998.

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

         c.       NET LOSS PER SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year. The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" issued in February 1997. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 69,127 and 972,781 for the nine months ended April 30, 1999 and 1998, respectively.

         d.       RECLASSIFICATIONS

         Certain amounts in the April 30, 1998 consolidated financial statements have been reclassified to conform to current year presentation.

3.       DEBENTURES

         During the nine months ended April 30, 1999, the Company issued pursuant to subscription agreements $1,050,000, in the aggregate, of 6 percent subordinated convertible debentures, maturing November 1, 2003. Interest is due semi-annually commencing May 1, 1999 or upon conversion. The principal and accrued interest are convertible into shares of ATG's Common Stock at the lower of a fixed conversion price of $0.62 or a variable conversion price equal to 75 percent of the average closing bid price of ATG's Common Stock during the five trading days preceding the date of conversion. The debentures include warrants to purchase 105,000 shares of Common Stock at $0.75 per share. The Company anticipates that all of the debentures (including interest) will be converted into ATG's Common Stock. Imputed interest of $350,000 and financing costs of $194,087 were recorded as interest expense in connection with the $1,050,000 of debentures in the accompanying Consolidated Statements of Operations for the three and nine month periods ended April 30, 1999.

         In connection with the 6 percent subordinated convertible debentures, the Company placed 5,000,000 shares of ATG's Common Stock in escrow to be released to the extent due upon conversion of these debentures.

         In December 1998, the Company issued under a separate subscription agreement $250,000, in the aggregate, of 3 percent subordinated convertible debentures, maturing December 1, 2003. Interest is due upon the maturity date. The principal and accrued interest are convertible into 431,035 shares of ATG's Common Stock at a fixed conversion price of $0.58 per share. Imputed interest of $56,034 was recorded as interest expense in connection with the $250,000 of debentures in the accompanying Consolidated Statements of Operations for the three and nine month periods ended April 30, 1999.

         In February, 1999, the Company issued a 3 percent subordinated convertible debenture, maturing December 1, 2003 in the principal amount of $300,000. Interest is due on the maturity date. The principal and accrued interest are convertible into 600,000 shares of ATG's Common Stock at a fixed conversion price of $0.50 per share. The debentures include warrants to purchase 55,000 shares of Common Stock at $0.75 per share. Imputed interest of $24,000 was recorded as interest expense in connection with the $300,000 of debentures in the accompanying Consolidated Statements of Operations for the three and nine month periods ended April 30, 1999.

         During the three months ended April 30, 1999, the Company received from a debenture holder an 8 percent interest bearing loan with principal of $175,000 due December 1999 and $150,000 due May 1999, respectively. The loan includes warrants to purchase 25,000 shares of Common Stock at $0.75 per share and 35,000 shares at $0.35 per share, which prices are at or above market value on the date of issuance.

4.       CAPITAL STOCK

         a.       COMMON STOCK

         During August 1998, the Company entered into two separate consulting agreements for services. Under the terms of the agreements, the Company issued 1,000,000 shares of ATG's Common Stock valued at $781,250 for services which is amortized on a straight line basis over the terms of the agreements expiring May 31, 1999 and July 31, 1999. During December 1998, the Company entered into three separate consulting agreements for services. Under the terms of the agreements, the Company issued 3,000,000 shares of ATG's Common Stock valued at $2,080,000 for services which is amortized on a straight line basis over the terms of the agreements expiring July, 1999, September, 1999 and November 1999. General and Administrative expenses include amortization expense of $847,050 and $1,697,167 for the three and nine month periods ended April 30, 1999 in the accompanying Consolidated Statements of Operations. As of April 30, 1999, the remaining unamortized cost of $1,164,084 is included in prepaid consulting under stockholders' equity in the accompanying Consolidated Balance Sheets.

         During November 1998, the Company issued 100,000 shares of Common Stock valued at $40,000 to a consultant for a special project relating to trading activity of the Company's Common Stock on the OTC Bulletin Board.

         During April 1999, the Company issued 561,798 shares of Common Stock to a former officer of the Company for the deposit of $500,000 placed with ATG pursuant to the agreement (see Note 6).

         b.       STOCK SUBSCRIPTIONS

         During the nine months ended April 30, 1999, the Company issued 20,619 shares of Common Stock valued at $25,000 and 22,000 shares of Common Stock valued at $33,000 which were included within stock subscriptions as of July 31, 1998 and recorded a subscription of services for 4,000 shares valued at $7,879. As of April 30, 1999, the Company had not issued (i) 6,000 shares of Common Stock owed for services rendered through January 31, 1999, valued at $11,820 and (ii) 500 shares of Common Stock sold under private placement for an aggregate of $1,500 in cash received prior to July 31, 1997. These amounts have been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

5.       JOINT VENTURE

         In February, 1998, the Company formed a joint venture with approximately 25% ownership interest, which is accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary IE-TM- crystals. Sales of these products commenced in June, 1998. The Company made an initial investment of $124,100 in the joint venture of which losses of $82,059 had been recognized in fiscal 1998. Due to the significant losses of the joint venture, the joint members agreed to terminate its exclusive right to the Company' IE Crystal and to consent to the withrawal of the Company as a member. The Company's remaining investment in this joint venture of $39,341 was written off during the nine months ended April 30, 1999.

6.       DISCONTINUED OPERATIONS

         On June 23, 1998, the Company entered into an agreement with a former officer-shareholder to sell the stock of ATG Media, Inc. for $500,000. The closing date was initially set as August 15, 1998, but had been extended by mutual agreement of the parties. The transaction was contingent on the sale of 2,250,000 shares of the former officer's Common Stock to an unrelated third party for proceeds of at least $2,000,000. If the former officer's stock was not purchased, the Company was obligated to return the amount of purchase price paid in cash or shares of ATG's Common Stock valued at $0.89 per share. In April 1999, the transaction was canceled and the Company issued 561,798 shares of Common Stock to the former officer for the deposit of $500,000 pursuant to the agreement.

         In April 1999, the Company sold the stock of ATG Media, Inc. to an unrelated third party. This third party paid $1,000 in cash and agreed to assume ATG Media's liabilities estimated at $300,000. In addition, at ATG's option, the buyer will provide ATG $200,000 of various advertising and promotional credits in ATG Media's publication, web site and other promotional venues on favorable terms. In the event that all of the promotional credits are not utilized by ATG prior to May 1, 2000, the residual purchase price shall be paid in cash at the Company's option. The gain on the sale recorded was $230,020 in the accompanying Consolidated Statements of Operations for the three and nine months ended April 30, 1999. Due to the contingent nature of the promotion credits, the Company has taken 100 percent reserve against the value of these credits.

         Loss from operations of discontinued operations are $24,368 and $231,071 for the three months ended April 30, 1999 and 1998, respectively, and $201,943 and $518,812 for the nine months ended April 30, 1999 and 1998, respectively.

7.       ASSETS HELD FOR SALE

         Included in assets held for sale in the accompanying Consolidated Balance Sheets are the Tempiute property of $360,000, the Manhattan gold property of $2,083,030 and Manhattan mill properties of $1,267,814, net of impairment. The Company wrote down $200,000 of impairment on the Tempiute property based on preliminary offers to purchase the property during the quarter ended April 30, 1999. The Company no longer plans to develop these properties but plans to sell, lease or otherwise dispose of its investment.

         In November 1997, the Company entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. In April, 1999, Royal Gold advised the Company that it was exercising its right to terminate the agreement. In addition, in April, 1999, the Company was advised that NewGold, Inc. was unable to fulfill its obligations regarding the purchase of the Manhattan gold mill. Subsequent to the cancellation of the contracts, the Company entered into a letter of intent to sell these properties (see Note 9).

8.       RELATED PARTY TRANSACTIONS

         Included in amounts due to related parties in the accompanying Consolidated Balance Sheets is $142,500 in short term borrowings from related parties as of April 30, 1999. In consideration of these borrowings, the Company granted an option to purchase 75,000 shares of ATG's Common Stock at $0.40 per share.

9.       SUBSEQUENT EVENTS

         Subsequent to April 30, 1999, the Company entered into a letter of intent to sell the Manhattan gold mill and properties to Western Mine Development for the assumption of the notes due (approximate total of $956,000) on the property and the payment of $2,500,000 plus interest over nine years against a 2% net smelter royalty.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management is continuing its on going efforts to refocus the Company's activities on its core technologies, along with new product development, including new applications for its IE technology, and commercialization of those applications which are already perfected. Management believes that these efforts have started to have positive effect in the quarter ended April 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 1999 AND 1998

Revenue decreased by $20,100 from $161,300 to $141,200 for the three months ended April 30, 1998 and April 30, 1999, respectively, due to declines in rental and other income partially offset by a 27% increase in revenue ($22,900) from the sale of technology products (The Force-Registered Trademark-). The Force is the Company's principal commercial product. This increase in sales results from the substantial efforts of management to focus on product sales.

The implementation of the strategic direction set by the Board of Directors during the prior fiscal year has resulted in certain increases in operating costs. Most of these costs have been non-cash as several consultants retained to assist the Company in redefining itself to only focusing on its core technologies agreed to be paid with shares of the Company's common stock. Operating expenses increased by $1,205,400 from $1,167,600 to $2,373,000 for the three months ended April 30, 1998 and April 30, 1999, respectively. The increase was due to increases of $1,022,400 in general and administrative expense (due to additional consulting expenses including prepaid services and settlement cost accrual), $23,900 in marketing and product development, $14,900 in mining expense and $200,000 in loss on impairment of mining properties partially offset by a decrease of $55,800 in research and development expenses.

ATG's net loss for the third quarter of fiscal 1999 increased by $948,000 to $2,134,200 from $1,186,200. The increase is principally due to increased operating expenses and other expenses of $1,279,000, offset by decreases of $206,700 in losses from discontinued operations and a gain from disposal of discontinued operations of $230,200.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
APRIL 30, 1999 AND 1998

Revenue decreased by $396,800 from $823,500 to $426,700 for the nine months ended April 30, 1998 and April 30, 1999, respectively, principally due to the Company's decision to stop selling IE crystals for use in laundry products by TradeNet Marketing Inc. and the continuing transition from pure research and development to commercialization and sales of products.

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $1,908,200 from $3,882,700 to $5,790,900 for the nine months ended April 30,
1998 and April 30, 1999, respectively. The increase was principally due to increases of $2,011,000 in general and administrative expense (due to additional consulting expenses including prepaid services and settlement cost), $47,000 in marketing and product development costs and $200,000 in loss on impairment of mining properties partially offset by decreases of $351,600 in research and development.

Other expenses for the nine months ended April 30, 1999 decreased by $677,400 to $884,700 from 1,562,100 for the corresponding period of fiscal 1998 due to a decrease in interest expense.

ATG's net loss for the nine months ended April 30, 1999 increased by $1,166,300 to $6,220,600 from $5,054,300 for the corresponding period of fiscal 1998. The increased loss is principally due to increased operating expenses of $1,908,200 and a decrease in revenues of $396,800 partially offset by decreases in other expenses of $677,400 and losses from discontinued operations of $316,900 and a gain from disposal of discontinued operations of $230,200.

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

Total assets decreased by $912,000 from $7,110,900 at July 31, 1998 to $6,198,900 at April 30, 1999. This decrease was principally the net result of amortization of technology rights of $300,000, write-off of amounts due from officers/shareholders of $136,700, impairment loss on mining properties of $200,000 and disposal of assets of discontinued operations of $134,400 partially offset by increases in net inventories of $29,800.

Total liabilities increased by $2,633,500 from $4,011,300 to $6,644,800 at July 31, 1998 and April 30, 1999, respectively. This increase was due principally to increases in accounts payable of $770,200, accrued liabilities of $450,200, amounts due to related parties of $170,600, convertible debentures of $1,600,000 and notes payable of $334,900 partially offset by decreases in deposit on sale of a subsidiary of $300,000 and liabilities of discontinued operations of $356,400.

The Company's working capital deficiency at April 30, 1999 increased by $3,338,200 to $5,075,600 from $1,737,400 at July 31, 1998. This increase is principally the result of continuing operating losses incurred by the Company which have been financed by increases in convertible debentures of $1,600,000, accounts payable and accrued liabilities of $1,220,400, amounts due to related parties of $170,600 and current portion of notes payable of $903,400 partially offset by decreases in deposit on sale of a subsidiary of $300,000 and liabilities of discontinued operations of $356,400. The Company anticipates that $1,600,000 in convertible debentures will be converted into Common Stock during fiscal 1999.

The principal source of working capital during the nine month period ending April 30, 1999 was the sale of $1,600,000 of principal amount of convertible debentures, short term loan of $325,000 and deposit on sale of a subsidiary of $200,000. During the comparable period in 1998, the principal source of working capital was the sale of $3,225,000 of principal amount of convertible debentures.

Subsequent to April 30, 1999, the Company continued to finance its operations with debt and equity. Negotiations are ongoing for a bridge loan with net proceeds of $1,300,000 leading to a secondary public offering of Preferred Stock of the Company for $10,000,000, both in connection with the Company's proposed acquisition of Commodore Separation Technologies Inc. The proposed transaction with Commodore Separation Technologies is discussed below. The Company's continued operations are dependent upon obtaining some financing, of which there can be no assurance.

In January, 1999, the Company signed a letter of intent which effectuates its acquisition of Commodore Separation Technologies, although the transaction is structured as a merger. Execution of the definitive agreement is dependent upon the Company having adequate financial resources to meet its operating expenses during the remainder of the calendar year. Commodore Separation Technologies is commercializing a proprietary separation technology and recovery system known as SLiM-TM-. SLiM stands for Supported Liquid Membrane. SLiM can selectively remove from water valuable substances for reuse or toxic materials for safe disposal.

If the transaction is completed as proposed, the existing shareholders of American Technologies would own approximately 80.1 percent of the Company and the shareholders of Commodore Separation Technologies would own approximately
19.9 percent of the Company. In addition, the Commodore Separation Technologies shareholders will receive one third of the after tax profit of the existing business of Commodore Separation Technologies.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     ( c ) In April, 1999, the Company issued 561,798 shares of Common Stock to John R. Collins in lieu of the repayment of $500,000 paid by Mr. Collins on deposit against the purchase of ATG Media, Inc. The sale of ATG Media, Inc. to Mr. Collins was not completed due to the failure of certain conditions to closing. The foregoing stock issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     27   Financial Data Schedule

------------------------------

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

                               AMERICAN TECHNOLOGIES GROUP, INC.

                               By: /s/ Lawrence J. Brady
                                  ----------------------
                                    Lawrence J. Brady
                                    Chairman of the Board and
                                    Chief Executive Officer

                               Date:  June 21, 1999

                               By: /s/ Harold Rapp
                                   ---------------
                                    Harold Rapp
                                    Chief Financial Officer

                               Date: June 21, 1999