Form 10KSB/A
period 1998-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-07-22
CIK 878547

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Amendment No. 4 to
                                   FORM 10-KSB/A

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

                        DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

Explanatory Note: This Amendment No 4. to Form 10-KSB amends Item 1. Description of Business, Core Technologies, IE-TM- Technology. Amended portions are italicized.


                             FORWARD-LOOKING STATEMENTS


IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


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


The clusters are groups of water molecules configured in such a way so as to produce relatively large plus/minus polarity. We believe this polarity is what gives the clusters their catalytic properties. Tests indicate that these water clusters improve the performance of various chemical, physical and biological processes, including combustion enhancement, descaling, enzyme processes and de-coking. For example, in internal combustion engines the clusters attracts hydrocarbons and oxygen resulting in a more complete burning of the fuel. This results in improved efficiency and reduced carbon deposits in the combustion chamber. In certain biological applications related to enzyme production, the clusters have been shown to significantly improve enzyme yield or rate of enzyme production. In one instance enzyme cultures utilizing IE Technology water solutions required 97 fewer hours to achieve the same growth level as comparable cultures utilizing distilled water. NOT ALL TESTS HAVE ACHIEVED SUCH RESULTS. SUBSTANTIAL ADDITIONAL TESTING REMAINS TO BE CONDUCTED TO DETERMINE THE EFFECTS OF IE TECHNOLOGY ON DIFFERENT ENZYMES AND IF THE USE OF IE TECHNOLOGY IN ENZYME PRODUCTION ON A COMMERCIAL SCALE IS VIABLE. The increased enzyme production rate that may be achieved utilizing IE Technology water solutions may result in cost savings to the enzyme production industry.


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

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 4 to its report on Form 10-KSB for the fiscal year ended July 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN TECHNOLOGIES GROUP, INC.

                         By:  /s/ Lawrence J. Brady
                              ---------------------
                              Lawrence J. Brady
                              Chairman of the Board and
                              Chief Executive Officer

                         Date: July 20, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date


     /s/ Lawrence J. Brady         Chairman of the Board,        July 20, 1999
     ---------------------        Chief Executive Officer
      Lawrence J. Brady



      /s/ Yan Lin                  Chief Financial Officer,      July 20, 1999
      -----------------            Chief Accounting Officer
         Yan Lin



       /s/ William Odom                   Director               July 20, 1999
       ----------------
         William Odom



        /s/ Shui-Yin Lo           Director and Director of       July 20, 1999
        ---------------           Research and Development
          Shui-Yin Lo



      /s/ Larry Pressler                  Director               July 20, 1999
      ------------------
        Larry Pressler



     /s/ Charles McCarthy                 Director               July 20, 1999
     --------------------
       Charles McCarthy



                                          Director               July __, 1999
     --------------------
       Alan Brooks