Form 10QSB/A
period 1999-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-09-08
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1999 AND JULY 31, 1998

                                     ASSETS

                                                                               January 31,                July 31,
                                                                                  1999                      1998
                                                                           --------------------     ---------------------
                                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                              $         119,056          $         60,563
      Accounts receivable, net of allowance for
          doubtful accounts of $10,000 and $28,811
          at January 31, 1999 and July 31, 1998,  respectively                          31,363                    46,029
      Inventories, net                                                                 178,127                   149,658
      Due from officers/shareholders                                                     1,720                   138,198
      Notes receivable, net                                                             49,450                         -
      Other current assets                                                                   -                     8,482
                                                                           --------------------     ---------------------
           Total current assets                                                        379,716                   402,930
                                                                           --------------------     ---------------------


PROPERTY AND EQUIPMENT                                                               1,837,406                 1,837,406
      Less--Accumulated depreciation and
          amortization                                                                (500,254)                 (421,767)
                                                                           --------------------     ---------------------
                                                                                     1,337,152                 1,415,639
                                                                           --------------------     ---------------------


NOTES RECEIVABLE, net of current portion                                             1,218,100                         -

TECHNOLOGY RIGHTS, net of accumulated
          amortization of $600,000 and $400,000
          at January 31, 1999 and July 31, 1998, respectively                          600,000                   800,000

OTHER ASSETS                                                                           397,126                   432,909

ASSETS HELD FOR DISPOSAL                                                             1,643,030                 3,925,051

ASSETS OF DISCONTINUED OPERATIONS                                                      127,602                   134,401
                                                                           --------------------     ---------------------

                                                                           $         5,702,726       $         7,110,930
                                                                           ====================     =====================


              The accompanying notes are an integral part of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1999 AND JULY 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   January 31,             July 31,
                                                                                      1999                   1998
                                                                                ------------------     ------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                                          $         877,774      $         360,028
      Accrued liabilities                                                                 228,918                145,770
      Accrued professional fees                                                           224,740                243,600
      Amounts due to related parties                                                      559,288                264,345
      Current portion of notes payable                                                    388,900                372,824
      Current portion of capital lease obligations                                         22,344                 22,344
      Convertible debentures                                                            1,375,000                 75,000
      Liabilities of discontinued operations                                              374,961                356,366
      Deposit on sale of discontinued operations                                          500,000                300,000
                                                                                ------------------     ------------------
           Total current liabilities                                                    4,551,925              2,140,277

NOTES PAYABLE, net of current portion                                                   1,586,625              1,587,955
CAPITAL LEASES OBLIGATIONS, net of current portion                                        246,990                283,084
                                                                                ------------------     ------------------

           Total liabilities                                                            6,385,540              4,011,316
                                                                                ------------------     ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock:
          Par value--$.001,
          Authorized--10,000,000 shares
          Issued and outstanding--378,061 shares                                              378                    378
      Series B Convertible Preferred Stock:
          Par value--.001,
          Authorized--500,000 shares
           Liquidation value--$8.00 per share
          None issued and outstanding                                                           -                      -
      Series C Convertible Preferred Stock:
          Par value--.001,
          Authorized--2,000 shares
          Liquidation value--$1,000 per share
          None issued and outstanding                                                           -                      -
      Common Stock:
          Par value--$.001, Authorized--100,000,000 shares Issued and outstanding -- 26,824,987 and 22,704,368 shares at January 31, 1999
          and July 31, 1998, respectively                                                  26,825                 22,704
      Additional paid in capital                                                       42,898,104             39,569,941
      Stock subscriptions                                                                  46,320                 63,440
      Prepaid consulting                                                               (2,011,133)                     -
      Deficit                                                                         (41,643,308)           (36,556,849)
                                                                                ------------------     ------------------
           Total stockholders' equity                                                    (682,814)             3,099,614
                                                                                ------------------     ------------------

                                                                                $       5,702,726      $       7,110,930
                                                                                ==================     ==================


              The accompanying notes are an integral part of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                                   (Unaudited)

                                                       For Three Months Ended January 31,         For Six Months Ended January 31,
                                                          1999                   1998                1999                   1998
                                                      ----------------    ----------------     ---------------     ---------------
REVENUES:
      Technology products                              $       55,548     $       107,875      $       96,480     $       538,900
      Rental income                                            13,500              50,000              77,000              50,000
      Other                                                    50,708              17,764             112,031              73,326
                                                      ----------------    ----------------     ---------------    ----------------
         Total operating revenues                             119,756             175,639             285,511             662,226
                                                      ----------------    ----------------     ---------------    ----------------

OPERATING EXPENSES
      General and administrative                            1,448,727             691,915           2,249,967           1,261,345
      Marketing and product development                       416,565             204,995             535,239             512,054
      Research and development                                181,439             287,305             350,657             646,421
      Mining operations                                        54,526              27,108              82,076             122,969
      Loss on impairment of assets held for sale            1,000,000                   -           1,000,000                   -
      Amortization of technology rights                       100,000             200,000             200,000             200,000
                                                      ----------------    ----------------     ---------------     ---------------
           Total operating expenses                         3,201,257           1,411,323           4,417,939           2,742,789
                                                      ----------------    ----------------     ---------------     ---------------

OTHER (EXPENSE) INCOME
      Interest expense, net                                  (563,159)           (419,860)           (737,115)         (1,527,381)
      Loss on investment in a joint venture                         -                   -             (39,341)                  -
                                                      ----------------    ----------------     ---------------     ---------------
                                                             (563,159)           (419,860)           (776,456)         (1,527,381)
                                                      ----------------    ----------------     ---------------     ---------------

NET LOSS FROM CONTINUING OPERATIONS
          BEFORE DISCONTINUED OPERATIONS                   (3,644,660)         (1,655,544)         (4,908,884)         (3,607,944)


DISCONTINUED OPERATIONS (NOTE 6)                             (100,831)            (86,381)           (177,575)           (260,084)
                                                      ----------------    ----------------     ---------------     ---------------


NET LOSS                                              $    (3,745,491)    $    (1,741,925)     $   (5,086,459)     $   (3,868,028)
                                                      ================    ================     ===============     ===============


BASIC AND DILUTED NET LOSS PER SHARE
      Continuing operations                           $         (0.15)    $         (0.08)     $        (0.20)     $        (0.17)
      Discontinued operations                                   (0.00)              (0.00)              (0.01)              (0.01)
                                                      ----------------    ----------------     ---------------     ---------------
          Net Loss                                    $         (0.15)    $         (0.08)     $        (0.21)     $        (0.18)
                                                      ================    ================     ===============     ===============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                           25,036,944          21,317,082          24,217,235          21,100,134
                                                      ================    ================     ===============     ===============


              The accompanying notes are an integral part of these condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Unaudited)

                                                                                       Six Months Ended January 31,
                                                                                       1999                      1998
                                                                                -------------------       ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Loss                                                                   $      (5,086,459)        $     (3,868,028)
      Adjustments to reconcile net loss to net cash used
            in operating activities:
          Depreciation and amortization                                                    287,958                  279,312
          Write-off of advances to officers and shareholders                               136,698                        -
          Stock issued as consideration for services                                       897,996                    4,235
          Imputed interest expense for notes payable and capital lease                      36,478                   37,766
          Interest and financing costs on convertible debt                                 600,121                1,471,771
          Loss on impairment of assets held for sale                                     1,000,000                        -
          Loss on investment in joint venture                                               39,341                        -
          Loss on disposal of equipment                                                          -                   10,161
      Changes in assets and liabilities:
          Accounts receivable                                                               14,666                  332,737
          Inventories                                                                      (28,469)                   7,063
          Other current assets                                                               8,482                        -
          Accounts payable and accrued liabilities                                         582,034                 (469,687)
          Amounts due to related parties                                                   152,443                        -
                                                                                -------------------       ------------------
               Net cash used in operating activities                                    (1,358,711)              (2,194,670)
                                                                                -------------------       ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                     -                 (188,117)
          Other assets                                                                      (3,557)                (210,997)
                                                                                -------------------       ------------------
               Net cash used in investing activities                                        (3,557)                (399,114)
                                                                                -------------------       ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
          Advances to shareholders/officers                                                   (220)                 (73,848)
          Advances from related parties                                                    142,500                        -
          Net proceeds from issuance of convertible debt                                 1,105,913                2,834,880
          Proceeds from notes receivable                                                     5,000                        -
          Payments on notes payable                                                         (7,826)                 (45,853)
          Payments on capital lease obligation                                             (50,000)                 (50,000)
          Deposit on sale of discontinued operations                                       200,000                        -
          Net proceeds from issuance of stock                                                    -                   82,017
                                                                                -------------------       ------------------
               Net cash provided by financing activities                                 1,395,367                2,747,196
                                                                                -------------------       ------------------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                                 25,394                   (7,019)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   58,493                  146,393

CASH AND CASH EQUIVALENTS, beginning of period                                              60,563                1,025,076
                                                                                -------------------       ------------------

CASH AND CASH EQUIVALENTS, end of period                                         $         119,056         $      1,171,469
                                                                                ===================       ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:

          Stock issued for technology rights                                     $               -         $      1,200,000
                                                                                ===================       ==================
          Convertible debenture issued for commission                            $               -         $        225,000
                                                                                ===================       ==================
          Notes issued for mining properties                                     $               -         $        200,000
                                                                                ===================       ==================
          Conversion of debentures                                               $               -         $        500,000
                                                                                ===================       ==================
          Sale of assets held for disposal for notes receivable, net             $       1,272,500         $              -
                                                                                ===================       ==================


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

         The Company wrote off $136,700 of loans due from officers/shareholders which amount has been recorded as compensation expense. The loans were originally provided for various reasons with approximately 75% of the aggregate loan amount incurred in 1997 as a means by former officers to attract or retain certain personnel. The majority of the remaining amount was incurred on behalf of an officer in connection with legal fees relating to the particle beam technology.

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

         In November 1997, the Company entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. In April, 1999, Royal Gold advised the Company that it was exercising its right to terminate the agreement. In addition, in April, 1999, the Company was advised that NewGold, Inc. was unable to fulfill its obligations regarding the purchase of the Manhattan gold mill. In July, 1999, the Company sold the Manhattan gold mill and properties to Western Mine Development for the assumption of the notes due (approximate total of $956,000) on the property and the payment of $2,500,000 plus interest over nine years against a 2% net smelter royalty. The Company wrote down $1,000,000 of estimated impairment on these properties based on the net realizable value from the sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continues its efforts to refocus the Company's activities on its core technologies, along with new product development, including new applications for its IE(TM) technology, and commercialization of those applications which were already perfected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 1999 AND 1998

Revenue decreased by $55,800 from $175,600 to $119,800 for the three months ended January 31, 1998 and January 31, 1999, respectively, principally due to the continuing transition from pure research and development to commercialization and sales of products.

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $1,790,000 from $1,411,300 to $3,201,300 for the three months ended January 31, 1998 and January 31, 1999, respectively. The increase was due to increases of $756,800 in general and administrative expense (due to additional consulting expenses including prepaid services), $211,600 in marketing and product development, $27,400 in mining expense and $1,000,000 in impairment loss on mining properties partially offset by decreases of $105,900 in research and development and $100,000 in amortization of technology rights.

ATG's net loss for the second quarter of fiscal 1999 increased by $2,003,600 to $3,745,500 from $1,741,900 for the second quarter of fiscal 1998. The increase is due to increased operating and other expenses of $1,933,300, an increase of $14,500 in losses from discontinued operations and a decrease in revenues of $55,800.

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

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $1,675,100 from $2,742,800 to $4,417,900 for the six months ended January 31, 1998 and January 31, 1999, respectively. The increase was due to increases of $988,700 in general and administrative expense (due to additional consulting expenses including prepaid services), $23,100 in marketing and product development and $1,000,000 in impairment loss on mining properties partially offset by decreases of $295,700 in research and development and $40,900 in mining expense.

Other expenses for the six months ended January 31, 1999 decreased by $750,900 to $776,500 from $1,527,400 for the corresponding period of fiscal 1998 due to a decrease in interest expense.

ATG's net loss for the six months ended January 31, 1999 increased by $1,218,500 to $5,086,500 from $3,868,000 for the corresponding period of fiscal 1998. The increased loss is principally due to increased operating expenses of $1,675,100 and a decrease in revenues of $376,700 partially offset by decreases in other expenses of $750,900 and losses from discontinued operations of $82,500.

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

Total assets decreased by $1,408,200 from $7,110,900 at July 31, 1998 to $5,702,700 at January 31, 1999. This decrease was principally the net result of decreases in accounts receivable of $14,600, write-off of amounts due from officers/shareholders of $136,700, other assets of $35,800, unamortized technology rights of $200,000 and assets held for disposal of $2,282,100 partially offset by increases in cash of $58,500, net inventories of $28,500, notes receivable of $1,267,600. The increase in notes receivable reflects the completion of the sale of the Manhattan, Nevada mill to NewGold, Inc. In accordance with SFAS Number 121, the Company has recorded an impairment loss of $1,000,000 associated with the subsequent sale of Manhattan properties. The amounts written off from officers represents the aggregate amount previously due from 5 people and has been recorded as compensation expense. The loans were originally provided for various reasons with approximately 75% of the aggregate loan amount incurred in 1997 as a means by former officers to attract or retain certain personnel. The majority of the remaining amount was incurred on behalf of an officer in connection with legal fees relating to the particle beam technology. Due to the Company's cash shortage, its ability to remunerate employees is limited. The Board agreed to forgive the loans as a means to compensate the following individuals without the expenditure of additional cash:
Lawrence J. Brady, Shui-Yin Lo, Harold Rapp, John M. Dab and Alex Nicolson.

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

In January, 1999, the Company signed a letter of intent which effectuates its acquisition of Commodore Separation Technologies, although the transaction is structured as a merger. Commodore Separation Technologies is commercializing a proprietary separation technology and recovery system known as SLiM(TM). SLiM stands for Supported Liquid Membrane. SLiM can selectively remove from water valuable substances for reuse or toxic materials for safe disposal.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         4.6  Form of 3% Convertible Debenture *

         27   Financial Data Schedule

------------------------------
* Previously filed as Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement of Form S-3 filed with the Securities and Exchange Commission on February 10, 1999.

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

                                            Date:  September 7, 1999