Form 10QSB/A
period 1999-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-09-08
CIK 878547

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


         []       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I          FINANCIAL INFORMATION

ITEM 1          Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                as of April 30, 1999 and July 31, 1998                                       3

                Condensed Consolidated Statements of Operations
                for the Three and Nine Months ended April 30, 1999 and 1998                  5

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months ended April 30, 1999 and 1998                            6

                Notes to the Condensed Consolidated Financial Statements                     7

ITEM 2          Management's Discussion and Analysis                                         12


PART II         OTHER INFORMATION


ITEM 6          Exhibits and Reports on Form 8-K                                             15

                Signatures                                                                   16


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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS - APRIL 30, 1999 AND JULY 31, 1998

                                     ASSETS

                                                                            April 30,        July 31,
                                                                               1999            1998
                                                                         ---------------   ------------
                                                                           (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                             $   48,448     $    60,563
      Accounts receivable, net of allowance for
          doubtful accounts of $10,000 and $28,811
          at April 30, 1999 and July 31, 1998, respectively                     62,637          46,029
      Inventories, net                                                         179,432         149,658
      Due from officers/shareholders                                             5,580         138,198
      Other current assets                                                           -           8,482
                                                                         --------------    ------------
           Total current assets                                                296,097         402,930
                                                                         --------------    ------------


PROPERTY AND EQUIPMENT                                                       1,837,406       1,837,406
      Less--Accumulated depreciation and
          amortization                                                        (539,184)       (421,767)
                                                                         --------------    ------------
                                                                             1,298,222       1,415,639
                                                                         --------------    ------------


TECHNOLOGY RIGHTS, net of accumulated
          amortization of $700,000 and $400,000
          at April 30, 1999 and July 31, 1998, respectively                    500,000         800,000

OTHER ASSETS                                                                   393,752         432,909

ASSETS HELD FOR DISPOSAL                                                     2,710,845       3,925,051

ASSETS OF DISCONTINUED OPERATIONS                                                    -         134,401
                                                                         --------------    ------------

                                                                           $ 5,198,916     $ 7,110,930
                                                                         ==============    ============



              The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS - APRIL 30, 1999 AND JULY 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    April 30,          July 31,
                                                                                      1999               1998
                                                                                ---------------     --------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                                             $ 1,130,202       $    360,028
      Accrued liabilities                                                              595,962            145,770
      Accrued professional fees                                                        237,035            243,600
      Amounts due to related parties                                                   434,876            264,345
      Current portion of notes payable                                               1,276,230            372,824
      Current portion of capital lease obligations                                      22,344             22,344
      Convertible debentures                                                         1,675,000             75,000
      Liabilities of discontinued operations                                                 -            356,366
      Deposit on sale of discontinued operations                                             -            300,000
                                                                                ---------------     --------------
           Total current liabilities                                                 5,371,649          2,140,277

NOTES PAYABLE, net of current portion                                                1,019,408          1,587,955
CAPITAL LEASES OBLIGATIONS, net of current portion                                     253,780            283,084
                                                                                ---------------     --------------

           Total liabilities                                                         6,644,837          4,011,316
                                                                                ---------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A Convertible Preferred Stock:
          Par value--$.001,
          Authorized--10,000,000 shares
          Issued and outstanding--378,061 shares                                           378                378
      Series B Convertible Preferred Stock:
          Par value--.001,
          Authorized--500,000 shares
          Liquidation value--$8.00 per share
          None issued and outstanding                                                        -                  -
      Series C Convertible Preferred Stock:
          Par value--.001,
          Authorized--2,000 shares
          Liquidation value--$1,000 per share
          None issued and outstanding                                                        -                  -
      Common Stock:
          Par value--$.001, Authorized--100,000,000 shares Issued and outstanding -- 27,408,785 and 22,704,368 shares at April 30, 1999
          and July 31, 1998, respectively                                               27,409             22,704
      Additional paid in capital                                                    43,454,520         39,569,941
      Stock subscriptions                                                               13,320             63,440
      Prepaid consulting                                                            (1,164,084)                 -
      Deficit                                                                      (43,777,464)       (36,556,849)
                                                                                ---------------     --------------
           Total stockholders' equity                                               (1,445,921)         3,099,614
                                                                                ---------------     --------------

                                                                                   $ 5,198,916       $  7,110,930
                                                                                ===============     ==============


              The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998

                                   (Unaudited)

                                                               For Three Months Ended April 30,     For Nine Months Ended April 30,
                                                                     1999               1998              1999              1998
                                                              --------------     --------------     -------------     -------------
REVENUES:
      Technology products                                      $    107,880       $     84,981      $    204,360      $    623,881
      Rental income                                                  19,000             50,000            96,000           100,000
      Other                                                          14,355             26,325           126,386            99,651
                                                              --------------     --------------     -------------     -------------
         Total operating revenues                                   141,235            161,306           426,746           823,532
                                                              --------------     --------------     -------------     -------------

OPERATING EXPENSES
      General and administrative                                  1,755,884            733,521         4,005,850         1,994,866
      Marketing and product development                             112,278             88,407           647,518           600,461
      Research and development                                      169,286            225,094           519,943           871,515
      Mining operations                                              35,495             20,551           117,570           115,863
      Amortization of technology rights                             100,000            100,000           300,000           300,000
      Loss on impairment of assets held for sale                    200,000                  -         1,200,000                 -
                                                              --------------     --------------     -------------     -------------
           Total operating expenses                               2,372,943          1,167,573         6,790,881         3,882,705
                                                              --------------     --------------     -------------     -------------

OTHER (EXPENSE) INCOME
      Interest expense, net                                        (108,281)           (34,684)         (845,396)       (1,562,065)
      Loss on investment in a joint venture                               -                  -           (39,341)                -
                                                              --------------     --------------     -------------     -------------
                                                                   (108,281)           (34,684)         (884,737)       (1,562,065)
                                                              --------------     --------------     -------------     -------------

NET LOSS FROM CONTINUING OPERATIONS
          BEFORE DISCONTINUED OPERATIONS                         (2,339,989)        (1,040,951)       (7,248,872)       (4,621,238)


LOSS ON DISCONTINUED OPERATIONS (NOTE 6)                            (24,368)          (231,071)         (201,943)         (518,812)
GAIN ON DISPOSAL OF
          DISCONTINUED OPERATIONS                                   230,200                  -           230,200                 -
                                                              --------------     --------------     -------------     -------------
                                                                    205,832           (231,071)           28,257          (518,812)
                                                              --------------     --------------     -------------     -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                               (2,134,157)        (1,272,022)       (7,220,615)       (5,140,050)

EXTRAORDINARY ITEM
      Gain on extinguishment of debt                                      -             85,775                 -            85,775

                                                              --------------     --------------     -------------     -------------
NET LOSS                                                       $ (2,134,157)      $ (1,186,247)     $ (7,220,615)     $ (5,054,275)
                                                              ==============     ==============     =============     =============

BASIC AND DILUTED NET LOSS PER SHARE
      Continuing operations                                    $      (0.09)      $      (0.05)     $      (0.29)     $      (0.21)
      Discontinued operations                                          0.01              (0.01)             0.00             (0.02)
      Extraordinary item                                               0.00               0.00              0.00              0.00
                                                              --------------     --------------     -------------     -------------
          Net Loss                                             $      (0.08)      $      (0.06)     $      (0.29)     $      (0.23)
                                                              ==============     ==============     =============     =============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                 26,850,333         22,441,203        25,070,103        21,662,736
                                                              ===============     ==============    ==============    =============

              The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Unaudited)

                                                                                   Nine Months Ended April 30,
                                                                                      1999              1998
                                                                              ---------------      --------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Loss                                                                  $ (7,220,615)       $ (5,054,275)
      Adjustments to reconcile net loss to net cash used
          in operating activities:
          Depreciation and amortization                                              431,623             419,390
          Write-off of advances to officers and shareholders                         136,698                   -
          Stock issued as consideration for services                               1,745,046             119,465
          Imputed interest expense for notes payable and capital lease                42,502                   -
          Interest and financing costs on convertible debt                           624,121           1,471,771
          Gain on disposal of discontinued operations                               (230,200)                  -
          Gain on extinguishment of debt                                                   -             (85,775)
          Loss on impairment of assets held for sale                               1,200,000                   -
          Loss on investment in joint venture                                         39,341                   -
          Loss on disposal of equipment                                                    -              10,161
      Changes in assets and liabilities:
          Accounts receivable                                                        (16,608)            366,736
          Inventories                                                                (29,774)            (44,925)
          Other current assets                                                         8,482              (7,286)
          Accounts payable and accrued liabilities                                 1,213,801            (258,159)
                                                                              ---------------      --------------
               Net cash used in operating activities                              (2,055,583)         (3,062,897)
                                                                              ---------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                               -             (67,206)
          Investment in a joint venture                                                    -            (105,000)
          Other                                                                         (184)           (294,688)
                                                                              ---------------      --------------
               Net cash used in investing activities                                    (184)           (466,894)
                                                                              ---------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES:
          Advances to shareholders/officers                                           (4,080)            (72,273)
          Advances from related parties                                              170,531                   -
          Proceeds from notes payable                                                325,000                   -
          Net proceeds from issuance of convertible debt                           1,405,913           2,834,880
          Payments on notes payable                                                  (11,947)           (230,686)
          Payments on capital lease obligation                                       (50,000)            (50,000)
          Deposit on sale of discontinued operations                                 201,000                   -
          Net proceeds from issuance of stock                                              -              81,427
                                                                              ---------------      --------------
               Net cash provided by financing activities                           2,036,417           2,563,348
                                                                              ---------------      --------------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                            7,235              76,001

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (12,115)           (890,442)

CASH AND CASH EQUIVALENTS, beginning of period                                        60,563           1,025,076
                                                                              ---------------      --------------

CASH AND CASH EQUIVALENTS, end of period                                        $     48,448        $    134,634
                                                                              ===============      ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
          Stock issued for deposit on sale of discontinued operations           $    500,000        $          -
                                                                              ===============      ==============
          Stock issued for consulting service                                   $  2,901,250        $    119,465
                                                                              ===============      ==============
          Stock issued for technology rights                                    $          -        $  1,200,000
                                                                              ===============      ==============
          Convertible debenture issued for commission                           $          -        $    225,000
                                                                              ===============      ==============
          Notes issued for mining properties                                    $          -        $    200,000
                                                                              ===============      ==============
          Conversion of debentures                                              $          -        $  3,150,000
                                                                              ===============      ==============



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

7.       ASSETS HELD FOR SALE

         Included in assets held for sale in the accompanying Consolidated Balance Sheets are the Tempiute property of $360,000, the Manhattan gold property of $1,083,030 and Manhattan mill properties of $1,267,814, net of impairment. The Company wrote down $200,000 of impairment on the Tempiute property based on preliminary offers to purchase the property during the quarter ended April 30, 1999. The Company no longer plans to develop these properties but plans to sell, lease or otherwise dispose of its investment.

         In November 1997, the Company entered into a Mining Lease and Option to Purchase Agreement with Royal Gold, Inc. In April, 1999, Royal Gold advised the Company that it was exercising its right to terminate the agreement. In addition, in April, 1999, the Company was advised that NewGold, Inc. was unable to fulfill its obligations regarding the purchase of the Manhattan gold mill. In July, 1999, the Company sold these properties (see Note 9). The Company wrote down $1,000,000 of estimated impairment on these properties based on the net realizable value from the sale.

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

9.       SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 1999 AND 1998

Revenue decreased by $20,100 from $161,300 to $141,200 for the three months ended April 30, 1998 and April 30, 1999, respectively, due to declines in rental and other income partially offset by a 27% increase in revenue ($22,900) from the sale of technology products (The Force(R)). The Force is the Company's principal commercial product. This increase in sales results from the substantial efforts of management to focus on product sales.

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

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, operating expenses increased by $2,908,200 from $3,882,700 to $6,790,900 for the nine months ended April 30,
1998 and April 30, 1999, respectively. The increase was principally due to increases of $2,011,000 in general and administrative expense (due to additional consulting expenses including prepaid services and settlement cost), $47,000 in marketing and product development costs and $1,200,000 in loss on impairment of mining properties partially offset by decreases of $351,600 in research and development.

Other expenses for the nine months ended April 30, 1999 decreased by $677,400 to $884,700 from 1,562,100 for the corresponding period of fiscal 1998 due to a decrease in interest expense.

ATG's net loss for the nine months ended April 30, 1999 increased by $2,166,300 to $7,220,600 from $5,054,300 for the corresponding period of fiscal 1998. The increased loss is principally due to increased operating expenses of $2,908,200 and a decrease in revenues of $396,800 partially offset by decreases in other expenses of $677,400 and losses from discontinued operations of $316,900 and a gain from disposal of discontinued operations of $230,200.

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

Total assets decreased by $1,912,000 from $7,110,900 at July 31, 1998 to $5,198,900 at April 30, 1999. This decrease was principally the net result of amortization of technology rights of $300,000, write-off of amounts due from officers/shareholders of $136,700, impairment loss on mining properties of $1,200,000 and disposal of assets of discontinued operations of $134,400 partially offset by increases in net inventories of $29,800. In accordance with SFAS Number 121, the Company has recorded an impairment loss of $1,000,000 associated with the sale of Manhattan properties and $200,000 to reduce the net realizable value of it Tempiute mining property based upon its marketing efforts to dispose of this property. Additional losses may be incurred depending upon the outcome of these marketing efforts. The amounts written off from officers represents the aggregate amount previously due from 5 people and has been recorded as compensation expense. The loans were originally provided for various reasons with approximately 75% of the aggregate loan amount incurred in 1997 as a means by former officers to attract or retain certain personnel. The majority of the remaining amount was incurred on behalf of an officer in connection with legal fees relating to the particle beam technology. Due to the Company's cash shortage, its ability to remunerate employees is limited. The Board agreed to forgive the loans as a means to compensate the following individuals without the expenditure of additional cash: Lawrence J. Brady, Shui-Yin Lo, Harold Rapp, John M. Dab and Alex Nicolson.

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


                                            AMERICAN TECHNOLOGIES GROUP, INC.


                                            By: /s/ LAWRENCE J. BRADY
                                                 ----------------------------
                                                 Lawrence J. Brady
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                            Date:  September 7, 1999