Form 10KSB
period 1999-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-11-16
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission file number 0-23268

                        AMERICAN TECHNOLOGIES GROUP, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                       95-4307525
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

                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's revenues for its most recent fiscal year were $505,894. As of November 1, 1999, the registrant had 31,081,614 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $8,066,287 computed by reference to the average of the low bid and high ask prices on November 1, 1999.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. Catalyst Technology, 2. Water Purification, and 3. High Energy Particle Beams. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved through the use of the Company's proprietary catalyst technology including detergents and cosmetics.

The Company's efforts with its proprietary catalyst technology have yielded commercial applications including The Force-Registered Trademark- airborne combustion enhancers, bulk fuel additives, Screen Magic and household cleaning and personal care products; however, there can be no assurance that these products will be commercially successful. Market testing of a newly developed product called Screen Magic has commenced at CompUSA. When used on monitors, TV screens and other surfaces, Screen Magic cleans the surface and prevents the buildup of static electricity for extended periods, thus preventing dust from collecting on the surface. In the water purification area, the Company's low temperature vacuum distillation system is undergoing tooling design for a home use version for introduction to the marketplace by the second calendar quarter of 2000.

The third core technology is the high energy particle beam which is proposed to produce a beam of heavy particles. This beam functions in much the same way as the common laser. The important difference is that the high energy particle beam is composed of particles rather than light. By accelerating the beam, extremely high energy levels are possible.

BUSINESS STRATEGY

ATG's focus is on the marketing and sale of proven technologies and products, having shifted its focus from being almost exclusively on research and development. Although research and development will always be a major portion of ATG's strategy, management has determined that the promotion and sale of products is where the main body of the Company's attention and effort should be aimed. The promotional strategy of the Company is product-directed. Certain of the products are being promoted through traditional media channels while others are being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of the Company.

CORE TECHNOLOGIES

CATALYST TECHNOLOGY

After more than six years of self-funded research utilizing ATG's own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, ATG's scientists have developed new commercial and industrial products from the Company's proprietary catalyst.

The Company's catalyst results from a proprietary process which produces water solutions containing water clusters that are stable at room temperature. ATG can produce different kinds of water solutions for different applications.

Independent researchers observe these water clusters by different standard research tools including:

         -         Laser autocorrelation

         -         Electron microscope

         -         Atomic force microscope

         -         UV spectroscopy

These instruments confirm the presence in our prepared water solutions of the water clusters which are the basis of our catalyst.

The clusters are believed to be groups of water molecules configured in such a way so as to produce a relatively large plus/minus polarity. We believe this polarity is what gives the clusters their catalytic properties. Tests indicate that these water clusters improve the performance of various chemical, physical and biological processes, including combustion enhancement, descaling and de-coking. For example, in internal combustion engines the clusters appear to attract hydrocarbons and oxygen resulting in a more complete burning of the fuel. This results in improved efficiency and reduced carbon deposits in the combustion chamber.

ATG continues to identify catalyst variants and define potential commercial applications, as well as perform its own tests and the commercial applications of the technology. Potential customers also conduct independent tests on the products. Current projects cover commercial applications in numerous fields. For example, in the combustion enhancement field, independent test are on going on the use the Company's catalyst as a bulk fuel additive in gasoline and diesel fuels, in power generation using gas turbines, a facilitator of de-coking and the production of carbon monoxide, and in diesel power generating plants. Other diverse applications include use the printing industry and as a catalyst for the extraction of essential oils and nutrients from plants.

Dr. Selim Senkan, Chairman of the UCLA Department of Chemical Engineering, studied the effects of certain catalyst solutions on carbon reduction in internal combustion engines. His efforts identified an application of the catalyst solution as a fuel additive for carbon reduction. It is believed that the catalyst is particularly effective in hydrocarbon applications.

In some of these areas, substantial validation and testing is still required to develop marketable products; in others, the products are ready for sale. It is ATG's present marketing strategy to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that the catalyst technology will perform in a commercially viable manner in all of the applications discussed and even if such applications are commercialized, that they will be accepted in the marketplace.

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS

The Force is an innovative automotive aftermarket product that utilizes the Company's catalyst technology. By the delivery of a combustion enhancer through the airstream into an engine, independent tests indicated that The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer with its patented delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it enhances fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

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

In addition, certain tests conducted by Dr. Senkan, an internationally recognized expert on combustion chemistry, indicate that The Force produces a more complete burning of fuel. Dr. Senkan conducted combustion experiments using methane as a prototype fuel. The tests revealed that combustion of methane can be significantly increased, by as much as 50% in some cases, in the presence of the combustion enhancer contained in The Force when compared to similar conditions in the absence of the combustion enhancer. Further scientific studies on the combustion enhancer are underway and there can be no assurance that the studies will achieve similar results.

The Company principally uses third parties to manufacture The Force. The raw materials utilized to manufacture The Force are readily available from numerous suppliers.

MARKETING

Because of the high cost of gasoline in Europe and Japan, these areas are excellent markets for The Force. Significant inroads are expected in these markets during the next 12 months. Domestically, the product is currently being marketed under a private label to a network marketing company and through other direct marketing channels. ATG plans to develop and run a full half-hour infomercial early next year to develop consumer awareness and acceptance of the product. Additionally, the Company is developing a national network of professional manufacturers' representatives to take advantage of that awareness and to insure that The Force is found on retail shelves nationwide.

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

REGULATION

The sale of aftermarket automobile devices is subject to regulation by the California Air Resource Board ("CARB") and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. By this order, CARB does not confirm the effectiveness of The Force. As CARB's requirements are among the most stringent in the nation, CARB's Executive Order Number is normally accepted in all states. The Company spent approximately $25,000 in connection with obtaining CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. The Company does not anticipate any negative effects from compliance with current or future EPA or State regulations.

CATALYST ADDITIVES FOR HYDROCARBON FUELS

ATG has developed a proprietary catalyst/enhancer which has diverse applications in enhancing combustion of hydrocarbon fuels of all types. It is also compatible with most existing chemical processes without requiring retrofit or modification to current plant equipment. Further, because it is water-based, it is environmentally friendly and has appeal to many manufacturers as an alternative to the harsh chemicals currently in use. In addition to its use in The Force, other applications of ATG's combustion catalyst are discussed below.

- The catalyst, as a liquid fuel additive for bulk fuels, is being aggressively marketed worldwide. Substantial testing and validation have taken place to establish that the catalyst reduces carbon and harmful emissions in the combustion process and increases fuel economy. Additionally, AMES Testing at USC Medical Center has shown that the product is non-carcinogenic or mutagenic, a significant validation for use of the product in bulk fuels in lieu of dangerous oxygenates such as MTBE (which is being outlawed in many states).

     Specifically, the major markets on which ATG is currently focused for the bulk fuel are:

     - A foreign company has tested the catalyst combined with ethanol and mixed with gasoline. The testing demonstrated significant reductions in NOx and other emissions as a result of the use of the ATG catalyst. Testing is now in the final stages.

     - In October, 1999, ATG representatives conducted high-level meetings with an Asian petroleum company. The company was presented with documentation of the results of the use of the ATG catalyst in diesel and gasoline applications and, as a result, is proceeding with negotiations.

- Initial tests in an Asian diesel electric generating plant have yielded fuel savings of approximately 3%, a highly significant savings. One of ATG's scientists will be on site during November and December,1999 to validate the results and to prepare for final negotiations for the sale of the catalyst for use in diesel power plants.

- One of the combustion enhancing catalysts is extremely effective in gas turbines used in power generation. A major multinational company recently tested the catalyst in gas turbines and the results were extremely impressive, especially in the reduction of fuel consumption and NOx emissions. Contract negotiations are anticipated to commence after final tests are completed. Additionally, extremely noteworthy results were obtained by a major Japanese company in a testing program funded by them. ATG is currently in discussions on how to structure a commercial relationship with the Japanese company.

Although the Company is in various stages of negotiations with several parties, no assurance can be given that any final agreements will be executed.

REGULATION

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration." All manufacturers of additives for motor vehicle fuels must register the additive by filing EPA Form 3520-16 before commercial sale of the additive. ATG's has registered its F420 gasoline fuel additive with the EPA. The Company does not anticipate any negative effects from compliance with current or future EPA or State regulations. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by certain small business provisions. The Company does not anticipate that its fuel additive will be subject to this testing, however the F420 additive was subjected to AMES testing at the University of Southern California Medical Center which confirmed that the additive does not cause cell mutation and is not carcinogenic.

Bulk fuel additives are generally not regulated by the state but are subject to EPA registration and significant industry standards. Extensive testing is required to meet these industry regulations prior to sale of the additive and there is no guarantee that new bulk additive products can meet all of these industry regulations.

HOUSEHOLD CLEANING AND PERSONAL CARE PRODUCTS AND OTHER APPLICATIONS

As a component of personal care and household products, one of ATG's catalysts is particularly effective in the enhancement of detergency and enzyme activity. The cosmetic products all contain 51% cold pressed aloe gel, known for is favorable enzymatic activity. The home care products take advantage of the detergency-enhancing characteristics of the catalyst. Consumer acceptance has been good for these environmentally safe, biodegradable products.

ATG had entered into a joint marketing venture for certain personal care and household products. The party responsible for developing the distribution network was unsuccessful and the venture failed. At the present time, the Company is focusing its limited resources on marketing other products, although it is exploring alternative distribution channels for these products.

WATER PURIFICATION TECHNOLOGY

Water quality has become a major health issue in the US and other countries. The World Health Organization has identified the lack of fresh clean water as the number one problem facing our world during the next 50 years. This has caused an increase in the world market demand for water treatment systems for home use. There are numerous technologies currently being used to satisfy this demand. Of the various technologies used in the purification of water (such as distillation, reverse osmosis and filtration), distillation is the only one that puts water through a cleansing phase-change from a liquid state to a vapor state and then back again to a liquid state which produces the cleanest water.

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

DISTILLATION TECHNOLOGY

Distillation is the process by which the vapor released by a boiling liquid is collected, cooled and turned back into a liquid. Distillation is generally used to purify or separate the components of a liquid. There are many variations in distillation technologies ranging from simple direct distillation to low pressure vacuum distillation.

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

Tooling design is under way and units are expected to be available for sale during the 2nd calendar quarter of 2000. After introduction of the first model, a countertop household unit, it is planned that an upgraded unit of greater capacity and more features will be introduced in order to expand the market to commercial users of distilled water.

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

COMMODORE SEPARATION TECHNOLOGIES INC.

In an effort to expand the Company's involvement in the solutions for polluted water, the Company recently resumed negotiations for the acquisition of Commodore Separation Technologies, Inc. ("Commodore"). The terms of the acquisitions will likely be substantially different than the previous preliminary terms. Commodore is commercializing a proprietary separation technology and recovery system known as SLiM-TM-. SLiM stands for Supported Liquid Membrane. SLiM can selectively remove valuable substances from water for reuse or toxic materials for safe disposal.

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

According to Dr. Lo's particle beam theories, an extremely cold beam may be able to break down molecules or even atoms and their nuclei. One potential application for the particle beam technology is in the transmutation of nuclear waste. In this instance, an ultrafast laser is focused on the beam, creating nuclear fusion, with the subsequent release of neutrons. The neutrons are then used to destroy the nuclear waste, rendering it harmless. Recent advances in this field by other researchers, have verified ATG's approach for neutron production and clearly demonstrates its efficacy.

A detailed proposal has been submitted to the U.S. Department of Energy to undertake a pilot project for the production of large, commercially significant quantities of neutrons using the beam. The Company is also exploring joint venture opportunities with a number of international companies.

The second potential application is the production of steam for powering turbines and generators to create electrical power. This utility application is a tremendous opportunity to safely start and stop fusion operations without the attendant safety hazards of existing technologies. ATG's particle beam technology is envisioned to compete in this area directly with fossil fuel consuming and nuclear-powered electrical generating plants. ATG envisions this application to ultimately be the most beneficial financially to the firm.

No evidence exists to substantiate these potential applications of particle beams or that particle beams can be produced at all. No assurance can be given that the Company will develop particle beams or that if developed, they will have any of the above stated capabilities or any commercial applications at all; however, the Company intends to expend funds to continue its research in this area. The development of this technology is likely to require a minimum of three to five years and expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that the technology can or will ever be successfully developed, or if developed, be commercially viable.

HISTORY

The BASER particle beam project was initiated in the mid 1980's by Dr. Shui-Yin Lo, ATG's Chief Scientist and a leading physicist in the field of particle physics. In 1987 Dr. Lo moved to Southern California where he founded the Institute of Boson Studies (the "Institute"). The Institute was a research company for Apricot, S.A., a Luxembourg corporation ("Apricot"), to which Dr. Lo assigned certain rights to the BASER. Dr. Lo owns 50% of Apricot.

On March 1, 1994, the Company entered into a License Agreement (the "BASER Agreement") with B.W.N. Nuclear Waste Elimination Corporation, a Nevada corporation ("NWEC"), a licensee of the BASER particle beam technology from Apricot.

In October, 1996, a paper was submitted to the Journal of Applied Physics in which Dr. Lo details the results of his work on the particle beam prototype at the California Institute of Technology ("CalTech"). That journal published the paper in May, 1997. These results confirmed that energetic helium beams can be generated by a pulsed corona discharge, which is a fundamental process within particle beam theory. This significant milestone at CalTech implies that the particle beam corona source may prove to be simpler, more compact, and more versatile than the laser-detonation sources currently being developed by others for applications in semiconductor etching. That the particle beam is shown to be a particle generation source, another fundamental aspect of particle beam theory, implies that the particle beam could be a means of space and rocket propulsion.

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

Currently, the Company is seeking funding from the United States Department of Energy to continue the research on particle beams.

DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

As a result of the Company's decision to focus its efforts on its three core technologies, the Company has sold ATG Media, Inc. and has caused New Concept to dispose of gold mill and gold properties in the Manhattan Mining District of Nevada. In addition, preliminary terms for the sale of New Concept tungsten property in Lincoln County Nevada have been reached.

In April, 1999, the Company sold the stock of ATG Media, Inc. to an unrelated third party. This third party paid $1,000 in cash and agreed to assume ATG Media's liabilities estimated at $340,000. In addition, at ATG's option, the buyer will provide ATG $200,000 of various advertising and promotional credits in ATG Media's publication, web site and other promotional venues on favorable terms. In the event that all of the promotional credits are not utilized by ATG prior to May 1, 2000, the residual purchase price shall be paid in cash at the Company's option. Due to the contingent nature of the promotion credits, the Company has taken 100 percent reserve against the value of these credits.

The Company sold the Manhattan gold mill and properties to Western Mine Development for the assumption of the notes due (approximate total of $956,000) on the property and the payment of $2,500,000 plus interest over nine years against a 2% net smelter royalty and a $2.00 per ton charge for all ore processed through the mill not from the property.

PATENTS

         Our success will depend, in part, on whether we can obtain patent and trademark protection for our technologies and products. We cannot guarantee that we will be able to secure these protections. If we fail to do so, there is no guarantee that our technologies will not be subject to copying by other entities. This would result in a level of competition which could well prevent us from being successful. Although we have taken steps, including entering into confidentiality agreements with our employees and third parties to protect our trade secrets and unpatented know-how, other third parties may still be able to obtain such information.

         The Company has applied for a number of patents covering its particle beam, vacuum distiller and catalyst technologies. The status of the Company's patent activities is as follows:

     -   Particle Beam Approved Patents

         The Company has been granted 7 U.S. patents and 9 foreign patents on particle beam technology. Additionally, there are 3 U.S. and 6 foreign patent applications pending.

     -   Catalyst Technology

         The Company has been granted 1 U.S. patent on the catalyst technology and 7 U.S. patent applications are in various stages of prosecution. Foreign patent applications to protect this technology are also in progress.

     -   Vacuum Distiller

         The Company has been granted 1 U.S. patent on the vacuum distiller technology and there are 2 U.S. patent applications pending. Foreign applications to protect the technology are also in process.

         All of the Company's products currently offered for sale are protected by patents in the U.S. The group of patent applications currently in process have sufficient overlap to offer protection on the Company's current commercial applications.

There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT

The Company has incurred approximately $665,377 and $1,251,790 in research and development expenses during the years ended July 31, 1999 and 1998, respectively. ATG's research staff continues to actively pursue development of new applications of ATG's three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES

The Company has seventeen full-time employees and one part-time employee (seventeen full-time employees and two part-time employee including employees of its subsidiary). None of the Company's employees is subject to a collective bargaining agreement nor has the Company experienced any work stoppages. The Company believes that its employee relations are good.

ADVISORY BOARD

The Company has recruited an Advisory Board consisting of scientists or businessmen in technological fields. Advisory Board members have agreed to be available for scientific or other consultations when needed and are consulted by management when the expertise of a member would be beneficial to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

In June 1997, the Company acquired 1009, 1013 and 1017 South Mountain Avenue, Monrovia, CA for an aggregate purchase price of $887,000 and has invested approximately $200,000 in improvements to the properties. The property is secured by a trust deed in favor of Point Center Financial Inc. securing a note in the principal amount of $877,500 due June 1, 2000 with monthly interest only payments of $9,470. In addition, a note payable to an officer in the amount $135,000 due December 31, 1998 and $1,500,000 principal amount of convertible debentures are secured by the property.

The Company's principal executive offices and research and development facility occupy approximately 16,140 square feet at 1017 South Mountain Avenue, Monrovia, CA.

The Company leases 1009 and 1013 South Mountain Avenue, Monrovia, CA. to an unrelated party under a one year lease expiring May 31, 2000 for $4,750 per month.

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

            PERIOD                                   HIGH BID         LOW BID
August 1, 1997 - October 31, 1997                    $   4.50         $  2.55
November 1, 1997 - January 31, 1998                  $   3.00         $  0.97
February 1, 1998 - April 30, 1998                    $   3.20         $  0.97
May 1, 1998 - July 31, 1998                          $   2.30         $  0.97
August 1, 1998 - October 31, 1998                    $   1.47         $  0.38
November 1, 1998 - January 31, 1999                  $   0.86         $  0.55
February 1, 1999 - April 30, 1999                    $   0.80         $  0.27
May 1, 1999 - July 31, 1999                          $   0.88         $  0.23

HOLDERS.

The Company has only one class of common equity, the Common Stock. As of November 1, 1999, there were 964 record holders of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES.

In July, 1999, the Company issued to (i) William J. Rogers Jr. and George Garcy in settlement of a dispute regarding a consulting agreement an aggregate of 650,000 shares of Common Stock, subject to adjustment based upon the market value for the common stock at a later date; (ii) Boru Enterprises and MacCaughern Trade Development in payment of consulting services an aggregate of 700,000 shares of Common Stock; and (iii) Comtrad Industries, Inc. and The Spectrum Group in payment of indebtedness an aggregate of 614,738 shares of Common Stock. The foregoing stock issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.


                                                                   YEAR ENDED JULY 31
BALANCE SHEET:                                                 1999                 1998
Assets                                                     $   4,801,452          $ 7,110,930
Liabilities                                                $   6,402,721          $ 4,011,316
Stockholders' (Deficit) Equity                             $  (1,601,269)         $ 3,099,614

RESULTS OF OPERATIONS:

REVENUE
Technology Products and Licensing                          $     307,583         $    723,569
Other                                                            198,311              193,167
             Total Revenue                                       505,894              916,736


OPERATING EXPENSES
Technology Products                                        $     878,343         $    637,889
Research and Development                                         665,377            1,251,790
Mining                                                         1,495,497            2,330,500
Corporate                                                      6,180,979            4,301,279
            Total Expenses                                     9,220,196            8,521,458
Operating Loss                                                (8,714,302)          (7,604,722)

Other Expense, Net                                            (2,117,491)          (1,747,626)
Benefit for Income Taxes                                                              487,624
                                                                       -
Net Loss Before Discontinued Operations                      (10,831,793)          (8,864,724)
Discontinued Operations                                           28,257             (575,815)
                                                           -------------         ------------

Net Loss Attributable to Common Stockholders               $ (10,803,536)        $ (9,440,539)
                                                           -------------         ------------
Net Loss Per Common Share
      Continuing Operations                                       ($0.42)              ($0.40)
                                                           -------------         ------------
      Discontinued Operations                                     ($0.00)              ($0.03)
                                                           -------------         ------------
Weighted average number of common shares outstanding          25,670,304           21,922,748
                                                           -------------         ------------

Although revenue for fiscal 1999 declined significantly from fiscal 1998, $505,900 as compared to $916,700, almost $257,000 of revenue in fiscal 1998 was received from laundry products sold to TradeNet Marketing Inc. ("TradeNet") while no revenue came from that source in fiscal 1999. Management believes the expenses incurred and reputation damage suffered as a result of the activities of TradeNet have exceeded the benefit of the revenue and views the termination of TradeNet as a positive event in the Company's history.

Pursuant to the Board of Director's strategic plan of focusing on core technologies, the Company has disposed of certain non-core businesses -publishing and gold mining. As a result of these activities and in accordance with Statement of Financial Accounting Standards ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount, the Company incurred an expense of $1,338,600 during fiscal 1999 and $2,145,000 during fiscal 1998 as a loss based upon the estimated realizable value of its mining properties.

Operating loss for continuing operations before tax effects increased by $1,479,500 from $9,352,300 in fiscal 1998 to $10,831,800 in fiscal 1999. The increase in operating loss is attributable to the decline by approximately $410,000 in revenue ($257,000 in fiscal 1998 revenue was attributable to TradeNet sales of laundry products), and increases in expenses, principally interest expense of $450,900, general and administrative expenses of $1,870,700, and marketing and product development expenses $240,500, partially offset by declines in research and development expense of $586,400 and loss on impairment of assets held for sale of $806,400. The increase in general and administrative expense is principally the result of non-cash (Common Stock) payments to certain consultants in connection with the restructuring efforts of the Company. Cash used in operations declined by $1,123,400 from fiscal 1998 to fiscal 1999. The use of non-cash consideration for certain services conserves cash; however, the payee requires higher payment due to the risk associated with receiving common stock instead of payment in cash. Management believes that had cash been available to pay for all services, the operating loss would have been less.

Reflecting the implementation of the strategic direction set by the Board of Directors during the prior fiscal year, total operating expenses increased by $698,700 from $8,521,500 in fiscal 1998 to $9,220,200 in fiscal 1999. The increase was principally due to increases of $1,870,700 in general and administrative expenses (primarily non-cash consulting expenses and settlement cost), partially offset by decreased marketing and product development expenses of $346,000 and decreased mining expenses of $835,000.

General and administrative expenses includes $583,300 and $933,900 in option expense for fiscal 1999 and 1998, respectively, in accordance with FASB No.
123. FASB No. 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value based method for non-employees and encourages this method for employees. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25 for its employee stock options and will not recognize compensation cost for options issued to employees. However, in accordance with FASB No. 123, pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted for employee stock options has been included in the footnotes to the consolidated financial statements. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of option exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

In connection with the issuance of convertible debt in fiscal 1999, interest expense increased from $1,627,300 in fiscal 1998 to $2,078,200 in fiscal 1999. The interest expense primarily consists of the discount from the market value of the Common Stock to be received upon conversion of the debt instruments.

The Company's cash used in operations decreased by $1,123,400 from $3,981,400 in fiscal 1998 to $2,858,000 for fiscal 1999. In fiscal 1998, the primary sources of working capital were net proceeds from the issuance of convertible debt of $2,835,000 and the refinancing of the mortgage on the Company's office in the amount of $401,300. In fiscal 1999, the primary sources of working capital were the net proceeds from the issuance of convertible debt of $2,750,000, proceeds from short term loans and officer/stockholder advances aggregating $430,300 and an increase in accounts payable and accrued liabilities of $596,100.

Included in Total Assets at July 31, 1999 is technology rights valued at $400,000 net of $800,000 of amortization expense. These technology rights pertain to the Clean Air Pac which is used by the Company in The Force combustion enhancer. During fiscal 1999, the Company received approximately $220,000 in revenue from sales of The Force.

At July 31, 1999, current assets were $962,600, $559,700 more than the $402,900 in current assets at July 31, 1998, due primarily to increases in cash and cash equivalents. Subsequent to 1999 fiscal year-end, the Company issued $500,000 in convertible debentures.

The Company was recently advised that First Liberty Securities, Ltd. had cease doing business in the United States and would not sell the Company's securities under the July, 1999 underwriting agreement. As a result, the Company has commenced negotiations for a non-convertible secured loan of up to $6,000,000 (the "Loan"). Other sources of working capital are also being pursued. Assuming the successful completion of the Loan transaction and anticipated increased sales of its products based upon existing customer communications, the Company anticipates that it will be able to continue its operations at the current level through the end of fiscal 2000; however, there can be no assurance to this effect. The inability to secure the Loan or obtain alternative financing would have a material adverse effect on the Company. Any alternative financing may involve substantial dilution to the interests of the Company's then existing shareholders.

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

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company, including the notes thereto and reports of the independent auditors thereon, are attached hereby as exhibits following page number 32.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company as of July 31, 1999 are listed below, together with brief accounts of their business experience and certain other information. Subsequent to July 31, 1999, vacancies on the Board of Directors were filled with Messrs. Schad and Hennen.


NAME                  AGE     PRESENT OFFICE OR POSITION          YEAR FIRST ELECTED DIRECTOR
----                  ---     --------------------------          ---------------------------
Lawrence J. Brady     60       Chairman of the Board of                      1997
                               Directors, Chief Executive
                                      Officer

Shui-Yin Lo           58       Director of Research and                      1993
                               Development and a Director

William Odom          67               Director                              1997

Charles McCarthy      61               Director                              1998

Alan Brooks           51               Director                              1999

James Hennen          56               Director                              1999

Lawrence Pressler     57               Director                              1999

Lawrence Schad        54               Director                              1999

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

CHARLES MCCARTHY: is Counsel to the law firm of O'Conner & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm. Previously, he served as trial attorney for the Securities and Exchange Commission in the Division of Enforcement and as Blue Sky Commissioner for the District of Columbia. Mr. McCarthy recently completed a four year term as General Counsel to the National Association of Corporate Directors and was Director of the National Blue Ribbon Commission on the proposed proxy reform and their impact on executive compensation in the United States. Mr. McCarthy also serves as a director of Avitar Technologies, Inc.

LAWRENCE PRESSLER: has been a partner in the law firm of O'Connor & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm since 1998. From 1996 to 1998 Mr. Pressler was affiliated with the law firm of Pressler & Associates. From 1975-1996, he served as a member of the U.S. Congress, 18 years of which were in the U.S. Senate. He authored the Telecommunications Act of 1996 as well as various aviation, pipeline, transportation, satellite, foreign policy, business and trade legislation during his time in Congress. He is a former Rhodes Scholar at Oxford, England and a Harvard Law School graduate. Mr. Pressler also serves as a director of Global Light Telecommunications, Inc.

LAWRENCE SCHAD: is a principal of the 11 lawyer firm of Beeler, Schad & Diamond, P.C. of Chicago, Illinois which he founded in 1980. His primary practice area are business, commercial and consumer fraud litigation, commercial matters, and business planning and strategy.

ALAN BROOKS: became a Managing Director of Cone, Rose, Thatcher Ltd. in
June, 1999. From May, 1991 through March, 1999 he served as CEO and/or Chairman of Interfund Resources Ltd. He also acted as President and a director of Aviation Resources, Inc. from May, 1996 to February, 1999. Mr. Brooks is also a Director and advisor to Bromar Capital Management, Ltd. and MCAP Investments Group, Ltd. as well as a Partner of Allied Capital Partners, Ltd. Mr. Brooks specializes in marketing, mergers and acquisitions and LBO's, and has structured financings for a wide variety of companies and government organizations throughout the world.

JAMES HENNEN: has been a design, engineering and management consultant since 1984. He has worked for a variety of industries and companies including Shell, British Petroleum, Phillips Petroleum, AGIP, Heerema International, Big river Grille and Brewing Works, FLR Hosiery, Willwear Shaw Industries, Burlington Industries and Tapistron. His projects were located in the U.S., Europe, the Pacific Rim and the Mid-East. From 1974-1984 Mr. Hennen was Vice President of Operations for Jardine Matheson, Inc. working in the Pacific Rim and Mid-East.

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

SECTION 16(b) BENEFICIAL OWNERSHIP COMPLIANCE

Based upon the Company's review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, Messrs. Pressler and Brooks each failed to timely file one Form 3.


ADVISORY BOARD:

The Company's Advisory Board consists of renowned scientists or businessmen in technological fields who have agreed to be available for scientific or other consultations when needed. Board members will be compensated at individually determined hourly rates and will be granted options to acquire 2,500 shares of Common Stock at fair market value on the date of grant. The following is summary background information on the nine people who are serving on the Advisory Board. There can be no assurance that these people will actually serve on the Advisory Board for any particular length of time.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1997, 1998, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM
                                                                      COMPENSATION
                                                                      -------------
 NAME & PRINCIPAL POSITION           YEAR         ANNUAL SALARY       STOCK OPTIONS
 -------------------------           ----         -------------       -------------
Lawrence Brady                       1999          $273,100(1)         500,000(2)
   Chairman of the Board and
   Chief Executive Officer           1998           181,712            500,000(3)

                                     1997            55,000(4)         500,000(5)

Shui-Yin Lo                          1999          $187,690(6)         225,000(2)
   Director of Research &
   Development and a Director        1998           163,882                 -

                                     1997           151,576           250,000(7)
                                                                       45,000(8)

Jim Nicastro                         1999          $153,337           225,000(2)
   Vice President
                                     1998           161,632                -

                                     1997           161,632          250,000(7)
                                                                      40,000(8)

John M. Dab                          1999          $156,614(9)       160,000(2)
   General Counsel and
   Secretary                         1998           157,283                -

                                     1997           145,333           20,000(8)

       -----------------
(Footnotes are on the following page.)

                         OPTIONS GRANTED IN FISCAL 1999

                                                      Percent of Total
                             Number of Securities    Options Granted to
                              Underlying Options        Employees in
          Name                     Granted               Fiscal 1999       Exercise Price        Expiration Date
          ----                     -------               -----------       --------------       -----------------
    Lawrence J. Brady              500,000                    26.9              0.75            December 31, 2007

       Shui-Yin Lo                 225,000                    12.1              0.75            December 31, 2007

      Jim Nicastro                 225,000                    12.1              0.75            December 31, 2007

        John Dab                   160,000                     8.6              0.75            December 31, 2007

----------------------------
(Footnotes from prior page.)

(1)  Includes $93,100 in forgiveness of indebtedness.

(2) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of grant. One half of the options have vested and one quarter of the options vest on each of January 1, 2000 and 2001.

(3) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of repricing. The options vest at the rate of 25% per year commencing January, 1998.

(4) Does not include $40,000 paid to Mr. Brady as consulting fees prior to his employment by the Company.

(5) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of repricing. One quarter of the options vested and the unvested portion was canceled and replaced with the option granted in fiscal 1998.

(6) Includes $27,923 in forgiveness of indebtedness.

(7) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of repricing. One half of the options have vested and one quarter of the options vest in each of March, 2000 and 2001.

(8) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of repricing. Three quarters of the options have vested and one quarter of the options vest in January, 2000.

(9)  Includes $2,500 in forgiveness of indebtedness.

                         OPTION VALUES AT JULY 31, 1999


                                 Number of Securities Underlying                 Value of in-the-money Options
                                     Options at July 31, 1999                            at July 31, 1999
                               -----------------------------------            -----------------------------------
          Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
   ------------------          -----------           -------------            -----------           -------------
   Lawrence J. Brady             625,000                500,000                    0                      0

      Shui-Yin Lo              1,208,750*               186,750                    0                      0

      Jim Nicastro               543,000                185,000                    0                      0

      John M. Dab                205,000                145,000                    0                      0

    ---------------
* Includes 450,000 options grant to Dr. Lo in connection with the sale to the Company of certain technology rights.

Effective January 1, 1999, the Company entered into one year employment agreements with Messrs. Brady, Dab and Nicastro and Dr. Lo at annual salaries of $180,000, $155,000, $155,500 and $160,000, respectively. As additional compensation, Messrs. Brady, Dab and Nicastro and Dr. Lo were granted options to purchase 400,000, 100,000, 150,000 and 150,000 shares of Common Stock, respectively, at $0.75 per share under their employment agreements. The options vest one-half on January 1, 1999, and one quarter on each of January 1, 2000 and 2001.

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

STOCK OPTION PLANS

The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 31, 1999, 1,550,125 shares of Common Stock were reserved for issuance under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

Under the Incentive Stock Option Plan, the exercise price of an Incentive Stock Option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an Incentive Stock Option granted to a ten percent (10%) stockholder (as defined in the Incentive Stock Option Plan), shall be at least 110% of the fair market value of Common Stock on the date the option is granted; exercise prices of options granted under the Non-Statutory Stock Option Plan may be less than fair market value. The maximum aggregate number of shares which may be covered by options under the Option Plans is 10% of the total outstanding shares of Common Stock.

Incentive Stock Options covering 1,089,000 shares exercisable at $0.75 per share and Non-Statutory Stock Options covering 15,000 shares exercisable at $3.00 per share, 20,000 shares exercisable at $1.70 per share, 30,000 shares exercisable at $1.50 per share, 25,000 shares exercisable at $0.72 per share and 50,000 shares exercisable at $0.30 per share have been granted and not canceled or exercised. As of October 31, 1999, Options covering an additional 1,558,036 shares may be issued under the Option Plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 1, 1999 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:


Name and Address                        Amount and Nature of Beneficial Ownership (1)             Percent of Class
----------------                        ---------------------------------------------             ----------------
Gaines P. Campbell, Jr.                                6,986,034  (2, 3)                                 18.4
1341 Birmingham Highway
Chattanooga, TN  37419

Lawrence J. Brady (4)                                    643,000  (5)                                     2.0

Shui-Yin Lo (4)                                        1,209,783  (6)                                     3.7

Charles McCarthy (4)                                      65,000  (3)                                       *

William Odom (4)                                          50,000  (3)                                       *

Alan Brooks (4)                                           18,000  (3)                                       *

James Hennen (4)                                          24,500  (7)                                       *

Lawrence Pressler (4)                                     18,000  (3)                                       *

Lawrence Schad (4)                                     1,149,600  (8)                                       *

Jim Nicastro (4)                                         555,900  (9)                                     1.8

John M. Dab (4)                                          219,500  (10)                                      *

All officers and                                       3,953,466                                          8.3
directors as a group
(10 People) (3) (5) (6) (7) (8) (9)

------------------------------------
*  Less than 1 percent.

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) 3,600,000 of these shares are issuable upon conversion of debentures redeemable by the Company through December 31, 1999.

(3) Represents shares issuable upon exercise of options or warrants.

(4) The address of each of these persons is c/o ATG, 1017 South Mountain Avenue., Monrovia, CA 91016.

(5) Includes 625,000 shares issuable upon exercise of options.

(6) Includes 1,208,750 shares issuable upon exercise of options.

(7) Includes 6,000 shares issuable upon exercise of options.

(8) Includes 114,500 shares of held by Mr. Schad's children under the Uniform Gift to Minors Act, 172,000 shares held by a trust for which Mr. Schad serves as a trustee with no beneficial interest and 6,000 shares issuable upon exercise of options.

(9) Includes 3,900 shares held by Mr. Nicastro's wife and 543,000 shares issuable upon exercise of options.

(10) Includes 4,500 shares of Common Stock held of record by Mr. Dab's children under the Uniform Gift to Minors Act and 205,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PARTICLE BEAM AGREEMENTS

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

On July 22, 1994, the Company entered into a Technology Acquisition Agreement with Shui-Yin Lo, the Company's Director of Research and Development and a member of the Board of Directors. For $150,000, the Company acquired an option to acquire a 50% interest in Apricot or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights. The exercise price for the option is 10,000 shares of Common Stock. The option expires one year after Lo's delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, as defined below, the exercise price will include such shares. Under the Technology Acquisition Agreement the Company also acquired from Shui-Yin Lo exclusive right, title and interest to the invention (the "Invention") entitled "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" for which application for Letters Patent of the United States was filed on December 2, 1991. The consideration for the Invention is an option to acquire 450,000 shares of Common Stock at $3.00 per share, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG will (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock as part of the exercise price for the BASER rights, then Dr. Lo will not receive such shares if the Invention is commercialized in accordance with the foregoing criteria.

Certain officers of the Company are employed pursuant to written employment agreements the principal terms of which are described under "Item 10 Executive Compensation."

Advances to Mr. Brady, Dr. Lo and Mr. Dab totaling $123,523 were forgiven in January, 1999.

The Company is indebted to Michael Kobrin, Vice President of Strategic Planning and Development, in the amount of $240,000. Payments are due in installments of approximately $40,000 per month, commencing August 1999 and end in February 2000. This loan is secured by the personal property of the Company and a junior interest in the Company's office buildings in Monrovia, California. In connection with this indebtedness, Mr. Kobrin was granted options to purchase a total of 175,000 shares of Common Stock at exercise prices between $0.25 and $0.40 per share.

Mr. Brooks is a principal and officer of two firms which provided consulting services to the Company. Prior to Mr. Brooks becoming a director of the Company, these firms were issued 3,000,000 shares of Common Stock valued at $2,161,250 for the consulting services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


EXHIBIT NO.       DESCRIPTION
3.1               Articles of Incorporation, as amended (1)

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

4.1               Specimen of Common Stock (1)

4.2               Certificate of Determination of Rights and Preferences of
                  Series A Convertible Preferred Stock (2)

4.3               Certificate of Determination of Rights and Preferences of
                  Series B Convertible Preferred Stock (2)

4.4               Certificate of Determination of Rights and Preferences of
                  Series C Convertible Preferred Stock (2)

4.5               Form of 6% Convertible Debenture. (4)

4.6               Form of 3% Convertible Debenture issued to Gaines P. Campbell,
                  Jr. (4)

4.7               Secured Convertible Debenture issued to Gaines P. Campbell,
                  Jr. (4)

4.8               Form of Secured Redeemable Convertible Debenture issued to
                  Gaines P. Campbell, Jr. (4)

4.9               Subscription Agreement dated July 22, 1999 by and between the
                  Company and Gaines P. Campbell, Jr. (4)

10.1              1993 Incentive Stock Option Plan and 1993
                  Non-Statutory Stock Option Plan (1)

10.2              Clean Air Pac Agreement effective November 1, 1992, By and
                  Between American Technologies Group, Inc., Rod Quinn,
                  Loren Zanier, Robert Carroll and David Gann (1)

10.3 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N. Nuclear Waste
                  Elimination Corporation (3)

                                      30

10.4              Research Agreement dated April 25, 1994 by and between
                  American Technologies Group, Inc. and California Institute of
                  Technology (3)

10.5              Technology Acquisition Agreement entered into as of July 22,
                  1994 by and between the Company and Shui-Yin Lo (5)

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7              Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc.
                  (2)

10.8              Agreement dated June 23, 1998 between the Registrant and
                  John R. Collins regarding ATG Media, Inc. (6)

10.9              Form of Executive Employment Agreement effective January 1,
                  1999.

22                List of Subsidiaries of the Registrant.

23.1              Consent of Corbin & Wertz.

23.2              Consent of Arthur Andersen LLP.

27                Financial Data Schedule

---------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB, Commission File Number 0-23268.

(2) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

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

                           Date: November 15, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Lawrence J. Brady                          Chairman of the Board,                November 15, 1999
        ---------------------                         Chief Executive Officer
         Lawrence J. Brady

             /s/ YAN LIN                               Chief Financial Officer               November 15, 1999
             -----------                              Chief Accounting Officer
               Yan Lin


          -----------------                                   Director                       November   , 1999
            William Odom

           /s/ SHUI-YIN LO                            Director and Director of               November 15, 1999
           ---------------                            Research and Development
             Shui-Yin Lo


        /s/ Lawrence Pressler
         -------------------                                  Director                       November 15, 1999
          Lawrence Pressler


        /s/ Charles Mccarthy                                  Director                       November 15, 1999
        --------------------
          Charles McCarthy


           /s/ Alan Brooks                                    Director                       November 15, 1999
           ---------------
             Alan Brooks


          /s/ James Hennen
          ----------------                                    Director                       November 15, 1999
            James Hennen


         /s/ Lawrence Schad
          ----------------                                    Director                       November 15, 1999
           Lawrence Schad

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JULY 31, 1999 AND 1998

                                      WITH

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (a Nevada corporation) and subsidiaries as of July 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and subsidiaries as of July 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                                                CORBIN & WERTZ

Irvine, California
November 9, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American Technologies Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of American Technologies Group, Inc. (a Nevada corporation) and subsidiaries for the year ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Technologies Group, Inc. and subsidiaries for the year ended July 31, 1998, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
November 10, 1998

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                JULY 31, 1999

ASSETS                                                                        1999
                                                                         ----------------
Current assets:
     Cash and cash equivalents                                             $     710,175
     Accounts receivable, net of allowance for doubtful
       accounts of $10,000                                                        47,130
     Inventories, net                                                            180,538
     Other current assets                                                         24,800
                                                                         ---------------
         Total current assets                                                    962,643
                                                                         ---------------

Property and equipment, net of accumulated
  depreciation and amortization of $577,418                                    1,261,100

Note receivable, net of imputed interest of $824,000                           1,676,000

Technology rights, net of accumulated amortization
  of $800,000                                                                    400,000

Intangible assets, net of accumulated amortization of
  $349,788                                                                       217,215

Other assets                                                                     176,609

Assets held for sale                                                             107,885
                                                                         ---------------

                                                                           $   4,801,452
                                                                         ===============

Continued
                                      F-2

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                             JULY 31, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                              1999
                                                                         ----------------
Current liabilities:
     Accounts payable                                                      $     602,728
     Accrued interest payable                                                    227,801
     Accrued payroll and related liabilities                                     190,171
     Accrued professional fees                                                   162,382
     Other accrued liabilities                                                   162,387
     Amounts due to related parties                                              556,358
     Current portion of notes payable                                          1,675,894
     Current portion of convertible debentures                                    75,000
                                                                         ---------------
         Total current liabilities                                             3,652,721

Convertible debentures, net of current portion                                 2,750,000
                                                                         ---------------
         Total liabilities                                                     6,402,721
                                                                         ---------------

Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 378,061 shares
       issued and outstanding                                                        378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00
       per share; none issued and outstanding                                          -
     Series C convertible preferred stock, $.001 par value;
       2,000 shares authorized; liquidation value at $1,000
       per share; none issued and outstanding                                          -
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 29,373,523 shares issued and
       outstanding                                                                29,374
     Additional paid-in capital                                               46,122,777
     Stock subscriptions                                                         196,820
     Prepaid consulting expenses                                                (590,233)
     Accumulated deficit                                                     (47,360,385)
                                                                         ---------------
         Total stockholders' deficit                                          (1,601,269)
                                                                         ---------------

                                                                           $   4,801,452
                                                                         ===============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements
                                       F-3

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998

                                                                               1999                    1998
                                                                         ----------------        ----------------
Revenues:
     Technology products and licensing fees                                $     307,583           $      723,569
     Other                                                                       198,311                  193,167
                                                                         ---------------         ----------------
         Total operating revenues                                                505,894                  916,736
                                                                         ---------------         ----------------

Operating expenses:
     General and administrative                                                6,180,979                4,301,279
     Marketing and product development                                           878,343                  637,889
     Research and development                                                    665,377                1,251,790
     Mining operations                                                           156,913                  185,500
     Loss on impairment of assets held for sale                                1,338,584                2,145,000
                                                                         ---------------         ----------------
         Total operating expenses                                              9,220,196                8,521,458
                                                                         ---------------         ----------------

Other (expense) income:
     Interest expense, net                                                    (2,078,150)              (1,627,336)
     Loss on investment in joint venture                                         (39,341)                 (82,059)
     Other                                                                             -                  (38,231)
                                                                         ---------------         ----------------
         Total other (expense) income                                         (2,117,491)              (1,747,626)
                                                                         ---------------         ----------------

Loss from continuing operations before income tax
  benefit and discontinued operations                                        (10,831,793)              (9,352,348)

Benefit for income taxes                                                               -                  487,624
                                                                         ---------------         ----------------

Net loss from continuing operations before discontinued
  operations                                                                 (10,831,793)              (8,864,724)
                                                                         ---------------         ----------------

Discontinued operations:
     Loss from discontinued operations                                          (200,943)                (575,815)
     Gain on disposal of discontinued operations                                 229,200                        -
                                                                         ---------------         ----------------
         Total discontinued operations                                            28,257                 (575,815)
                                                                         ---------------         ----------------

Net loss attributable to common stockholders                               $ (10,803,536)          $   (9,440,539)
                                                                         ===============         ================

Basic and fully diluted net loss per common share:
     Continuing operations                                                 $      (0.42)           $        (0.40)
     Discontinued operations                                                      (0.00)                    (0.03)
                                                                         ---------------         ----------------

         Net loss                                                          $      (0.42)                    (0.43)
                                                                         ===============         ================

Weighted average number of common shares outstanding                         25,670,304                21,922,748
                                                                         ===============         ================

                   See independent auditors' report and
          accompanying notes to consolidated financial statements
                                    F-4

                 AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                      FOR THE YEARS ENDED JULY 31, 1999 AND 1998

                                                   SERIES A CONVERTIBLE
                                                      PREFERRED STOCK                    COMMON STOCK
                                               ----------------------------     -----------------------------      ADDITIONAL
                                                NUMBER OF                        NUMBER OF                           PAID-IN
                                                 SHARES         PAR VALUE          SHARES         PAR VALUE          CAPITAL
                                               ------------    ------------     -------------    ------------     -------------
Balance, August 1, 1997                          378,061       $      378        20,721,789       $  20,722       $ 32,904,555

Stock issued in conversion of debt,
  including interest and financing
  costs of $1,471,771                                  -                -          1,378,676          1,379          4,230,392
Stock issued for technology rights                     -                -            500,000            500          1,199,500
Stock issued for services rendered                     -                -             55,370             55            119,410
Stock cancelled for services rendered                  -                -             (3,000)            (3)                 3
Issuance of stock for stock subscriptions
  purchased during 1997                                -                -              1,533              1              4,598
Exercises of stock options and warrants                -                -             50,000             50             88,550
Stock subscriptions of 45,990 shares
  cancelled for refunds and services                   -                -                  -              -             89,069
Stock subscriptions of 22,619 shares of
  common stock through trade for services              -                -                  -              -                  -
Expenses relating to the granting of stock
  options                                              -                -                  -              -            933,864
Net loss                                               -                -                  -              -                  -
                                            ------------     ------------        -----------     ------------     -------------

Balance, July 31, 1998                           378,061              378         22,704,368         22,704         39,569,941

                                                                  PREPAID
                                                 STOCK           CONSULTING
                                             SUBSCRIPTIONS        EXPENSES          DEFICIT             TOTAL
                                            ---------------    -------------     -------------      --------------
Balance, August 1, 1997                       $     135,518      $         -     $ (27,116,310)       $  5,944,863

Stock issued in conversion of debt,
  including interest and financing
  costs of $1,471,771                                     -                -                 -           4,231,771
Stock issued for technology rights                        -                -                 -           1,200,000
Stock issued for services rendered                        -                -                 -             119,465
Stock cancelled for services rendered                     -                -                 -                   -
Issuance of stock for stock subscriptions
  purchased during 1997                              (4,599)               -                 -                   -
Exercises of stock options and warrants                   -                -                 -              88,600
Stock subscriptions of 45,990 shares
  cancelled for refunds and services                (96,419)               -                 -              (7,350)
Stock subscriptions of 22,619 shares of
  common stock through trade for services            28,940                -                 -              28,940
Expenses relating to the granting of stock
  options                                                 -                -                 -             933,864
Net loss                                                  -                -        (9,440,539)         (9,440,539)
                                            ---------------    -------------     -------------       -------------
Balance, July 31, 1998                               63,440                -       (36,556,849)          3,099,614

                                      F-5

             AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED JULY 31, 1999 AND 1998

                                                  SERIES A CONVERTIBLE
                                                     PREFERRED STOCK                    COMMON STOCK
                                               ----------------------------     -----------------------------       ADDITIONAL
                                                NUMBER OF                         NUMBER OF                           PAID-IN
                                                  SHARES         PAR VALUE         SHARES         PAR VALUE           CAPITAL
                                               ------------    ------------     -------------    ------------     -------------
Stock issued for services rendered                     -                -          4,800,000           4,800          3,278,450
Interest expense recognized for discounted
  conversion feature and detachable
  warrants related to convertible
  debentures                                           -                -                  -               -          1,334,227
Stock issued in settlement of accounts
  payable                                              -                -            614,738             615            473,117
Expenses related to granting  of stock
  options                                              -                -                  -               -            585,297
Common shares subscribed due to exercise
  of stock option                                      -                -                  -               -                  -
Common shares subscribed for private
  placement                                            -                -                  -               -                  -
Shares issued to former officer-shareholder
  for refund of $500,000 deposit on
  abandoned sale of ATG Media                          -                -            561,798             562            499,438
Issuance of stock for stock subscriptions
  from prior years                                     -                -             42,619              43             57,957
Issuance of stock for settlement of claim              -                -            650,000             650            324,350
Stock subscription cancelled                           -                -                  -               -                  -
Amortization of prepaid consulting
  expenses                                             -                -                  -               -                  -
Net loss                                               -                -                  -               -                  -
                                            ------------     ------------        -----------   -------------    ---------------
Balance, July 31, 1999                           378,061     $        378         29,373,523   $      29,374    $    46,122,777
                                            ============     ============        ===========   =============    ===============

                                                                     PREPAID
                                                    STOCK           CONSULTING
                                                SUBSCRIPTIONS        EXPENSES           DEFICIT           TOTAL
                                               ---------------    -------------     --------------    -------------
Stock issued for services rendered                           -       (3,243,250)                 -           40,000
Interest expense recognized for discounted
  conversion feature and detachable
  warrants related to convertible
  debentures                                                 -                -                  -        1,334,227
Stock issued in settlement of accounts
  payable                                                    -                -                  -          473,732
Expenses related to granting  of stock
  options                                                    -                -                  -          585,297
Common shares subscribed due to exercise
  of stock option                                      150,000                -                  -          150,000
Common shares subscribed for private
  placement                                             42,880                -                  -           42,880
Shares issued to former officer-shareholder
  for refund of $500,000 deposit on
  abandoned sale of ATG Media                                -                -                  -          500,000
Issuance of stock for stock subscriptions
  from prior years                                     (58,000)               -                  -                -
Issuance of stock for settlement of claim                    -                -                  -          325,000
Stock subscription cancelled                            (1,500)               -                  -           (1,500)
Amortization of prepaid consulting
  expenses                                                   -        2,653,017                  -        2,653,017
Net loss                                                     -                -        (10,803,536)     (10,803,536)
                                               ---------------    -------------     --------------    -------------

Balance, July 31, 1999                         $       196,820    $    (590,233)    $  (47,360,385)   $  (1,601,269)
                                               ===============    =============     ==============    =============

                    See independent auditors' report and
           accompanying notes to consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998

                                                                               1999                     1998
                                                                         ----------------        ----------------
Cash flows from operating activities:
     Net loss                                                              $ (10,803,536)          $   (9,440,539)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization                                            574,593                  654,592
        Amortization of prepaid consulting expenses                            2,653,017                        -
        Write-off of advances to officers and stockholders                       138,198                   80,000
        Stock issued and subscribed as consideration for
          Services, settlement of claims and accounts
          payable                                                                845,112                  148,405
        Imputed interest expense for notes payable and
          capital leases                                                          81,913                   44,984
        Imputed interest expense on convertible debentures                     1,334,227                1,471,771
        Stock options issued to consultants and employees                        585,297                  933,864
        Gain on disposal of discontinued operations                             (229,200)                       -
        Deferred taxes                                                                 -                 (489,224)
        Loss on impairment of assets held for sale                             1,338,584                2,145,000
        Loss on investment in a joint venture                                     39,341                   82,059
        Loss on disposal of equipment                                                  -                   10,159
        Changes in operating assets and liabilities:
           Accounts receivable                                                    (1,101)                 346,637
           Inventories                                                           (30,880)                  (3,316)
           Other current assets                                                  (16,318)                  (8,482)
           Accounts payable and accrued liabilities                              596,071                 (150,258)
           Amounts due to related parties                                         36,713                  192,935
                                                                         ---------------         ----------------

     Net cash used in operating activities                                    (2,857,969)              (3,981,413)
                                                                         ---------------         ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                          (1,368)                (179,678)
     Investment in a joint venture                                                     -                 (121,400)
     Other                                                                             -                 (191,408)
                                                                         ---------------         ----------------

     Net cash flows used in investing activities                                  (1,368)                (492,486)
                                                                         ---------------         ----------------

Cash flows from financing activities:
     Advances from/to officers/stockholders, net                                 255,300                  (69,823)
     Proceeds from issuance of convertible debentures                          2,750,000                2,835,000
     Proceeds from mortgage refinancing                                                -                  401,333
     Net proceeds from notes payable                                             175,000                        -
     Payments on notes payable                                                   (13,586)                (130,121)
     Payments on capital lease obligations                                       (50,000)                 (20,227)
     Deposit on sale of discontinued operations                                  200,000                  300,000
     Net proceeds from issuance of stock and stock subscriptions                 185,000                   81,250
                                                                         ---------------         ----------------

     Net cash provided by financing activities                                 3,501,714                3,397,412
                                                                         ---------------         ----------------

Continued

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998

                                                                              1999                    1998
                                                                         ----------------        ----------------
Net cash flows from discontinued operations                                        7,235                  111,974

Net change in cash and cash equivalents                                          649,612                 (964,513)

Cash and cash equivalents, beginning of year                                      60,563                1,025,076
                                                                         ---------------         ----------------

Cash and cash equivalents, end of year                                  $        710,175        $          60,563
                                                                         ===============         ================

Supplemental disclosure of cash flow information -
     Cash paid during the year for
        Interest                                                        $        146,724        $         118,200
                                                                         ===============         ================
        Income taxes                                                    $          1,600        $           1,600
                                                                         ===============         ================

Supplemental disclosure of non-cash investing and
  financing activities:
     Stock issued for refund of deposit on abandoned sale
       of discontinued operations                                       $        500,000        $               -
                                                                         ===============         ================
     Conversion of debt to common stock                                 $              -        $       2,760,000
                                                                         ===============         ================
     Stock issued for technology rights                                 $              -        $       1,200,000
                                                                         ===============         ================
     Property and equipment acquired with notes payable                 $              -        $         200,000
                                                                         ===============         ================
     Reduction of carrying value of property and equipment
       with notes payable and accounts payable                          $              -        $         112,954
                                                                         ===============         ================
     Financing costs funded by notes payable                            $              -        $          40,055
                                                                         ===============         ================
     Sale/abandonment of interest in mining assets, net
       of impairment                                                    $      2,440,000
     Assumption/release of notes payable and capital
       lease obligations                                                         764,000
                                                                        ----------------
     Non-interest bearing note receivable, net of
       imputed interest                                                 $      1,676,000
                                                                         ===============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JULY 31, 1999


NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

ORGANIZATION AND LINE OF BUSINESS

American Technologies Group, Inc. (the "Company" or "ATG"), a Nevada corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. The Company's proprietary catalyst technology may improve many commercial products including detergents and cosmetics.

In 1994, ATG acquired 100 percent of the common stock of Final Frontier Publishing, Inc. ("Final Frontier"-now ATG Media, Inc.), a Minnesota corporation. Final Frontier develops and markets space and technology related-publications, books and merchandise for the space professional, space enthusiast and educational markets. Final Frontier's principal publication is Final FrontierTM Magazine which was first published in 1986. In fiscal 1998, the Company decided to divest and discontinue operations for Final Frontier so as to more fully focus its resources on its core environmental technology, and in 1999 has completely divested itself of this subsidiary (see Note 10).

In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation ("New Concept Mining"). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, in fiscal 1998, the Company decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and is in the process of selling off its mining properties and related milling equipment (see
Note 8).

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ATG, and its wholly owned subsidiaries, New Concept Mining, and ATG Media. All material intercompany profits, transactions and balances have been eliminated in consolidation. ATG Media is no longer a subsidiary as of July 31, 1999.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of July 31, 1999, the Company had balances in banks which were $598,570 in excess of the FDIC limits.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased product and supplies.

LONG-LIVED ASSETS

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

As discussed in Notes 1 and 8, during 1998, the Company decided not to invest any additional significant funds to develop its mining properties and is seeking buyers for the properties and related milling equipment. Based upon preliminary offers received to date, the Company has recognized during 1999 and 1998, impairment losses of $1,338,584 and $2,145,000, respectively, in the carrying value of assets held for sale due to carrying value of these assets being in excess of estimated sale price.

Management believes that the impairment losses recorded on long-lived assets, including mining and intangible assets, are adequate. However, there can be no assurance that market conditions will not change or needs for existing products will continue which could result in an additional asset impairments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from 3 to 7 years. Buildings are depreciated over 30 years. Equipment used for research activities are capitalized only if they have alternative uses within the Company. No depreciation or amortization was recognized for mining buildings or equipment as the buildings and equipment have not yet been placed in service and are currently being held for disposal (see Note 8).

Ordinary repairs and maintenance costs are charged to current operations, while improvements and betterments which prolong the useful life of the asset are capitalized and depreciated over their estimated useful lives.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PATENTS

Patent costs are included in other assets, and consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding 7 years.

INTANGIBLE ASSETS

The Company capitalizes tooling and product refinement costs for technologies that are determined to be ready for market. The capitalized costs are amortized over five years. Periodic review is made if the economic value of such costs and adjustments are made as needed where the value is reduced.

INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured.

REVENUE RECOGNITION

The Company recognizes revenue for its technology products upon shipment of goods to its customers.

RESEARCH AND DEVELOPMENT ACTIVITIES

All costs of new technology acquisition and research and development are charged to operations as incurred.

CONTINUING DEVELOPMENT AND INITIAL MARKETING COSTS FOR NEW PRODUCTS

All costs of continuing development of new products for commercial applications and the initial marketing costs are charged to operations as incurred. Adaptations of existing technologies into new products are capitalized as incurred and amortized over a five-year period. Periodic review is made of the economic value of such costs and adjustments are made as needed where the value is reduced.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NET LOSS PER SHARE

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 129,237 and 939,008 for fiscal year ended July 31, 1999 and 1998, respectively.

STOCK OPTIONS

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") issued in October 1995. In accordance with provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation expense for options issued to employees when the grant price is equal to or more than the market price.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" (see Note 14). SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "REPORTING THE COSTS OF START-UP ACTIVITIES." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard to have a material effect on its results of operations, financial position or cash flows.

RECLASSIFICATIONS

Certain amounts in the July 31, 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Summary of property and equipment as of July 31, 1999 is as follows:

      Corporate:
          Land                                $        431,000
          Property and equipment                     1,407,518
                                               ---------------
                                                     1,838,518

          Less accumulated depreciation               (577,418)
                                               ---------------

                                              $      1,261,100
                                               ===============

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 4 - NOTES PAYABLE

Notes payable are summarized as follows as of July 31, 1999:


Note payable to financial institution with monthly
payments of interest at 12.95%, with a balloon
payment of $877,500 due June 1, 2000, secured by
real property                                                $        877,500

Note payable to Anthony Selig                                         605,207

Note  payable  to Gaines Campbell, interest at 8.5%,
due December 31, 1999                                                 175,000

Other                                                                  18,187
                                                              ---------------
                                                                    1,675,894

         Less current portion                                      (1,675,894)
                                                              ---------------

                                                             $              -
                                                              ===============


Notes payable of $125,000 and $600,000 were issued to Anthony Selig in conjunction with the acquisition of the mining properties, which are secured by a first deed of trust on the property and equipment sold by Mr. Selig. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773, with principal payments of $120,000 due each year beginning on June 14, 1996, through June 14, 2000. During 1998, the above notes were amended and the outstanding principal amounts are due with $100,000 of principal and accrued interest payments in fiscal 1999 and the remaining principal plus accrued interest due March 15, 2000.

During the current year, the Company sold the mining property and equipment in the Manhattan mining area securing the Anthony Selig notes (see Note 8). The purchaser is currently negotiating with Selig to reschedule the payment terms of the notes. The purchaser's payments to Selig on the notes will be recognized as income by the Company and will reduce the amount due on the notes. The sales agreement did not specifically mention the assumption of these notes by the buyer. In the letter of intent to purchase these properties, the assumption of these notes was specifically mentioned as part of the contemplated transaction. Management is currently in negotiations with the buyer to resolve this matter. At July 31, 1999, the release of these notes as part of the sale of these properties is not assured; as a result this liability is reflected on the accompanying consolidated balance sheet at July 31, 1999.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 5 - CONVERTIBLE DEBENTURES

Convertible debentures are summarized as follows as of July 31, 1999:

         Convertible debentures, 7.5%                                   $         75,000
         Subordinated convertible debentures, 3%                                 700,000
         Subordinated convertible debentures, 6%                               1,050,000
         Secured convertible debentures, 8.5%                                  1,000,000
                                                                         ---------------
                                                                               2,825,000

Less current portion                                                             (75,000)
                                                                         ---------------

                                                                        $      2,750,000
                                                                         ===============


Maturities of convertible debentures at July 31, 1999 are as follows:


            Fiscal Years Ending
                  July 31,
           -----------------------
                    2000                      $         75,000
                    2001                                     -
                    2002                                     -
                    2003                             1,000,000
                    2004                             1,750,000
                                               ---------------

                                              $      2,825,000
                                              ================

In October 1997, the Company issued $3,225,000 of 7.5% convertible debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. In connection with the anticipated 25 percent discount from market, the Company recorded imputed interest of $1,075,000 in fiscal 1998. During fiscal 1998, an aggregate of $3,150,000 of Debentures plus accrued interest of $6,771 were converted into 1,378,676 shares of common stock. As of July 31, 1999, $75,000 of the debentures are outstanding, which are in default currently as the remaining balance was not repaid as of October 15, 1999.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 5 - CONVERTIBLE DEBENTURES, CONTINUED

During fiscal year 1999 the Company issued pursuant to subscription agreements $1,050,000 of 6% subordinated convertible debentures, maturing November 1, 2003. Included with these convertible debentures were 105,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. Interest payments will be paid semi-annually commencing May 1, 1999 or upon conversion. Interest payments may be satisfied by issuing shares of the Company's common stock in an amount equal to the interest accrued divided by the conversion price. The conversion price is equal to the lower of 115% of the average market price of the Common Stock for the five trading days prior to the closing ($0.62) or 75% of the average closing market price prior to conversion (or interest payment dates). As part of the agreements, the Company may at its discretion redeem the debentures at 120% of the principal amount owed plus accrued interest. The conversion feature and the warrants vest immediately. In connection with the anticipated 25% discount on the conversion and the fair value of the warrants, the Company has recorded imputed interest expense of $388,449 during 1999. The Company also recorded financing costs of $194,087 as additional interest expense in 1999. The Company has placed 5,000,000 shares of common stock in escrow to be released upon conversion of these debentures. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights as described in the agreements.

In December 1998, the Company issued under a separate subscription agreement a $250,000 subordinated convertible debenture bearing an interest rate of 3%, maturing December 1, 2003. All interest on this debentures will be paid on the maturity date. The conversion price is fixed at $0.58 per share and the conversion feature vests immediately. As part of the agreement the Company may at its discretion redeem the debentures at 120% of the principal amount owed plus accrued interest. In connection with the discounted conversion feature, the Company has recorded imputed interest expense of $56,034 during fiscal year 1999. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights as described in the agreements.

During fiscal year 1999, the Company issued $450,000 of 3% subordinated convertible debentures maturing December 1, 2003. Included with these convertible debentures were 70,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. All interest on these debentures will be paid on the maturity date. The conversion price is fixed at $0.50 per share. As part of the agreement the Company may at its discretion redeem the debentures at 120% of the principal amount owed plus accrued interest. The conversion feature and the warrants vest immediately. In connection with the discounted conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $66,198 during 1999. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights as described in the agreements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


NOTE 5 - CONVERTIBLE DEBENTURES, CONTINUED

In July 1999, the Company issued a $1,000,000 secured convertible debenture bearing an interest rate of 8.5%, maturing June 3, 2003. Included with the convertible debenture were 300,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. The agreement specifies that monthly interest will be paid on the last day of each month commencing August 31, 1999. The conversion price ranges from $0.25 to $0.35 per share. The conversion feature as to $600,000 of the total debenture and warrants vest immediately. The Company may redeem $400,000 of the total debenture at 135% of the principal amount plus accrued interest if it completes a $4,000,000 offering prior to December 31, 1999. If not redeemed by such date the conversion features as to this portion of the debenture vest immediately. In connection with the discounted conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $781,009 during 1999. This convertible debenture is secured with substantially all patents and pending patents relating to a certain technology of the Company, certain trademarks of the Company, and a subordinated interest in the Company's office buildings in Monrovia, California. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights as described in the agreements.

All of the convertible debentures are subject to certain non-financial covenants. The covenants are generally in regards to maintaining the Company's stock listing on an exchange or over-the-counter market, and keeping current on all other debt.

NOTE 6 - TECHNOLOGY RIGHTS

In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. Included in general and administrative expenses is amortization expense of $400,000 for each of the years ended July 31, 1999 and 1998.

NOTE 7 - CAPITAL STOCK

COMMON STOCK

The Company issued 4,800,000 and 55,370 shares of common stock for services rendered valued at $3,283,250 and $119,465 during 1999 and 1998, respectively. All shares issued were valued at the average estimated market value at date of issuance.

PREFERRED STOCK

ATG authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a ten percent higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 1999, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 7 - CAPITAL STOCK, CONTINUED

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B stock. As of July 31, 1999, there are no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an 8 percent coupon payable at the time of conversion, converts to Common Stock at a 30 percent discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 1999, there are no Series C Stock issued and outstanding.

STOCK OPTION PLANS

The Company has adopted the 1993 Incentive Stock Option Plan ("Incentive Plan") and the 1993 Non-Statutory Stock Option Plan ("Non-Statutory Plan") to grant options to purchase up to a maximum of ten percent of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

Transactions involving the plans are summarized as follows:

                                                                            Weighted
                                                                            Average              Exercise
                                                   Number of Shares      Exercise Price         Price Per
                                                                           Per Share              Share
                                                   ----------------      --------------       -------------
         Outstanding at August 1, 1997                   1,796,000       $        2.58        $1.50 -  6.25
             Granted                                       736,000                2.44         1.50 -  3.30
             Exercised                                           -                   -                    -
             Canceled                                     (948,000)               2.57         1.50 -  5.00
                                                       -----------       -------------        -------------

         Outstanding at July 31, 1998                    1,584,000                2.51          1.50 - 6.25
             Granted                                       980,125                0.73          0.30 - 0.75
             Exercised                                           -                   -                    -
             Canceled                                   (1,014,000)               1.88          0.75 - 6.25
                                                       -----------       -------------        -------------

         Outstanding at July 31, 1999                    1,550,125       $        0.78        $ 0.30 - 3.00
                                                       ===========       =============        =============

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 7 - CAPITAL STOCK, CONTINUED

The weighted average fair value of options granted is $0.58 and $0.41 per share at July 31, 1999 and 1998, respectively.

The following summarizes information about stock options outstanding at July 31, 1999:

                                    Options Outstanding Weighted Average                    Options Exercisable
                           -------------------------------------------------------    --------------------------------
                                                                       Weighted
                              Number of            Remaining           Average         Number of          Weighted
  Range of Exercise            Shares             Contractual          Exercise          Shares            Average
        Price                Outstanding         Life (Years)           Price         Exercisable       Exercise Price
-----------------------    ----------------     ----------------     -------------    -------------     --------------
$0.30 - $0.75                  1,485,125               6.6             $ 0.73           1,115,125          $ 0.74
$1.50 - $3.00                     65,000               7.2               1.90              56,500            2.04

Transactions involving options and warrants not covered by the plans are summarized as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise               Exercise
                                                        Number of            Price Per             Price Per
                                                          Shares               Share                 Share
                                                     -------------         ------------          -------------
         Outstanding at August 1, 1997                   4,407,898             $   2.90            $1.08-10.07
             Granted                                     2,459,875                 1.92              0.97-3.50
             Exercised                                     (50,000)                1.99              1.33-2.12
             Canceled                                     (782,000)                2.88              2.00-3.00
                                                     -------------         ------------          -------------

         Outstanding at July 31, 1998                    6,035,773                 2.53             0.97-10.07
             Granted                                     3,329,000                 0.77              0.25-1.50
             Exercised                                    (500,000)                0.30                   0.30
             Canceled                                     (872,500)                1.23              0.35-3.00
                                                     -------------         ------------          -------------

         Outstanding at July 31, 1999                    7,992,273             $   1.32            $ 0.25-4.06
                                                     =============         ============          =============

The weighted average fair value of non-plan stock options and warrants granted is $0.63 and $1.41 per share at July 31, 1999 and 1998, respectively.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999


NOTE 7 - CAPITAL STOCK, CONTINUED

The following table summarizes information about non-plan stock option and warrants outstanding at July 31, 1999.

                             Options and Warrants Outstanding Weighted Average             Options and Warrants
                                                                                                Exercisable
                           -------------------------------------------------------    --------------------------------
                                                                       Weighted
                              Number of            Remaining           Average         Number of          Weighted
  Range of Exercise            Shares             Contractual          Exercise          Shares            Average
        Price                Outstanding         Life (Years)           Price         Exercisable       Exercise Price
-----------------------    ----------------     ----------------     -------------    -------------     --------------
$0.25 - $0.98                  4,976,116               6.3              $0.73           3,638,616            $0.75
$1.00 - $4.06                  3,016,157               4.7               2.29           2,426,157             2.51

On December 14, 1998, the Board of Directors approved a repricing of approximately 4,130,000 options held by employees to $0.75. The options were exercisable at prices ranging from $1.50 to $10.07 prior to the repricing. No compensation expense was recorded as a result of this transaction, as the fair value on the date of repricing equaled the price of the options.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                              1999                     1998
                                                                         ---------------         ----------------
Net loss attributable to common stockholders,  as reported                 $ (10,803,536)          $   (9,440,539)
Net loss attributable to common stockholders,  pro forma                   $ (12,348,609)          $  (10,615,359)
Loss per share, as reported                                                $       (0.42)          $        (0.43)
Loss per share, pro forma                                                  $       (0.48)          $        (0.48)

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                              1999                     1998
                                                                         ---------------         ----------------
           Expected dividend yield                                                  0%                      0%
           Weighted average expected stock price volatility                       186%                    112%
           Risk free interest rate                                                5-6%                    5-6%
           Expected life of option                                        1 to 3 years            1 to 5 years

Total expense charged against operations for options granted to non-employees (in accordance with SFAS 123) was approximately $548,000 and $759,000 for fiscal year 1999 and 1998, respectively. Total expense charged against operations in fiscal year 1999 and 1998 for options granted to employees and non-employees at grant prices lower than market price at the date of grant (in accordance with APB Opinion 25) was approximately $37,000 and $175,000, respectively.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 7 - CAPITAL STOCK, CONTINUED

STOCK SUBSCRIPTIONS

As of July 31, 1999, the Company had not issued 646,000 shares of Common Stock sold under private placements and for services at prices ranging from $0.25 -$1.50 per share totaling $196,820. During 1999, 42,619 shares valued at $58,000 relating to prior year subscriptions were issued.

COMMON STOCK

During August 1998 the Company entered into two separate consulting agreements for services. Under the terms of the agreements, the Company issued 1,000,000 shares of common stock valued at $781,250 for services which amount was amortized on a straight-line basis over the terms of the agreements expiring May 31, 1999 and July 31, 1999. During December 1998, the Company entered into three separate consulting agreements for services. Under the terms of the agreements, the Company issued 3,000,000 shares of common stock valued at $2,080,000 for services which amount is being amortized on a straight-line basis over the terms of the agreements expiring July 1999, September 1999, and November 1999. General and administrative expenses include amortization expenses of $2,653,017 in the accompanying consolidated statement of operations related to these stock issuances. As of July 31, 1999 the remaining unamortized cost of $590,223 is included in prepaid consulting expenses in the stockholders' equity section in the accompanying consolidated balance sheet.

During fiscal year 1999 pursuant to other arrangements, the Company issued 800,000 shares of common stock valued at $422,000 to consultants.

During April 1999, the Company issued 561,798 shares of common stock to a former officer of the Company for a deposit of $500,000 paid to ATG pursuant to a sales agreement that was subsequently cancelled (see Note 10).

NOTE 8 - ASSETS HELD FOR SALE

As of July 31, 1999 assets held for sale, net of impairment write-down, consists of the following:

         Tempiute property                                                $       70,000
         Property and equipment                                                   37,885
                                                                         ---------------

                                                                          $      107,885
                                                                         ===============

Included in assets held for sale at July 31, 1999 in the accompanying consolidated balance sheet are the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property), and one vehicle with a book value of $37,885.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 8 - ASSETS HELD FOR SALE, CONTINUED

During fiscal year 1999 the Company terminated its capital lease for certain mining property in the Manhattan mining area. The lease agreement specified that the lease was cancelable at any time by the lessee. The Company recognized impairment losses of $64,000 during fiscal year 1999, bringing net book value of the property equal to the remaining amount owed on the lease of approximately $283,000. Due to the impairment losses recognized prior to the termination, no gain or loss was recognized on the termination of this lease. No expenses were incurred with the termination of this lease.

During fiscal year 1999 the Company terminated a purchase agreement for a mining property in the Tempiute mining area, and the related note payable for this purchase (North Tem). The purchase agreement specified that the purchase may be cancelled by the Company at any time. The Company recognized current impairment losses of approximately $24,600 and $195,000 in fiscal years 1999 and 1998, respectively, related to this property. The aggregate impairment reduced the value of the property to the remaining amount of debt and accrued interest remaining on the related note prior to termination of the agreement of approximately $140,000 (net of imputed interest). Accordingly, no gain or loss was recognized on the termination of the agreement.

During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mines to Western Mine Development for a non-interest-bearing note of $2,500,000 which has been discounted to $1,676,000 based upon an imputed interest rate of 10%. The note is payable in installments from January 1, 2002 to January 1, 2008. The Company recognized impairment losses on these properties of $925,000 and $1,950,000 during fiscal year 1999 and 1998, respectively. The Purchase Option Agreement (and related note payable) to Crown was cancelled by the Company prior to the sale, the balance of which was approximately $340,000 (net of imputed interest). The cumulative impairment losses reduced the book value of these properties to the amount realized on the sale and liability released; accordingly, no gain or loss was recognized on this transaction.

NOTE 9 - JOINT VENTURE

In February, 1998, the Company formed a joint venture (with an approximate 27% ownership interest), which was accounted for in accordance with the equity method. The joint venture markets various personal and home care products containing the Company's proprietary catalyst. Sales of these products commenced in June 1998. The Company made an initial investment of $121,400 in the joint venture. The Company's share of net loss from this joint venture was approximately $82,000 during the year ended July 31, 1998.

During fiscal year 1999, the joint venture ceased operations due to significant losses. The Company recognized a loss for its remaining basis in the Joint Venture of approximately $39,000.

NOTE 10 - DISCONTINUED OPERATIONS

On June 23, 1998, the Company entered into a sales agreement with a former officer/stockholder to sell the stock of ATG Media for $500,000. The Company received $500,000 in cash as a deposit, but subsequently terminated the agreement and issued 561,798 shares of the common stock to the former officer/stockholder for the deposit pursuant to the terms of the agreement.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 10 - DISCONTINUED OPERATIONS, CONTINUED

On April 30, 1999, the Company entered into a sales agreement with Space Frontiers.com, Inc., an unrelated company, to sell its entire interest in ATG Media. The Company received $1,000 cash and a release of all liabilities associated with ATG Media (approximately $340,000). The sale also guaranteed the Company certain advertising rights on the buyer's web pages, but due to uncertainties regarding the value of this advertising, the Company has not recognized this as part of the consideration for the sale.

Loss from operations of ATG Media are approximately $202,000 and $576,000 for fiscal 1999 and 1998, respectively. The Company recognized a gain on the sale of $229,200 in fiscal 1999 due to the release of liabilities in excess of assets.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company wrote off $138,198 of advances due from officers/shareholders which amount has been recorded as compensation expense during fiscal 1999.

The Company has $240,000 of related party payables due to an officer/shareholder. In consideration for obtaining payment extensions in 1999, the Company granted options to purchase a total of 175,000 shares of common stock ranging from $0.25 to $0.40, which vest immediately and expire in 2009. The Company has recognized imputed interest expense of $50,886 (equal to the estimated fair value of the options) in connection with these options during fiscal 1999. Payments are due in installments of approximately $40,000 per month, commencing August 1999 and end in February 2000. This loan is secured by the personal property of the Company. The remaining balance of $316,558 due to related parties is unsecured, due on demand, and bear no interest.

During fiscal 1999 and 1998, the Company incurred expenses to related parties and shareholders principally for consulting fees of approximately $2,640,000 and $666,000, respectively.

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

During fiscal 1997, the Company completed payments of $150,000, in the aggregate, to Dr. Lo (an officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG's net profits, if any, from the exploitation of Basers through July 21, 1999, and issuance of the Series A Preferred Stock as discussed above. There have been no options exercised through July 31, 1999 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser Technology is provided to the Company.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999


NOTE 12 - INCOME TAXES

A provision for income taxes of $1,000 (representing minimum state taxes) and a benefit for income taxes of $489,624 were recorded in fiscal years 1999 and 1998, respectively.

Net temporary differences that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:


         Deferred tax assets:
              Net operating loss carry-forward                            $   17,578,000
              Short term deferred tax assets                                      52,000
              Long term deferred tax assets                                       66,000
              Valuation allowances                                           (17,696,000)
                                                                         ---------------
                                                                          $            -
                                                                         ===============

         Net deferred tax asset (liability)                               $            -
                                                                         ===============

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain.

As of July 31, 1999, the Company has approximately $40,000,000 of federal net operating loss carryforwards which will expire in fiscal years ending from 2006 through 2020. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for July 31, 1999 and the tax benefit determined by multiplying the Company's pre-tax loss by the federal statutory rate is due primarily to current year losses for which no tax benefit was recorded.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has employment agreements with several principal officers and employees. The agreements call for minimum salary levels. Maximum payments under all employment agreements for fiscal 2000 is approximately $457,000. The agreements are cancelable by the Company for cause.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES, CONTINUED

LITIGATION

The Company is involved in various lawsuits against the Company, arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position.

NOTE 14 - INDUSTRY SEGMENT INFORMATION

The Company's principal remaining business segment is Technology Products (The Force and Waste Water Treatment among others).

Financial information about industry segments as of and for the years ended July 31, 1999 and 1998, is as follows:


                                                                              1999                    1998
                                                                         ----------------        ----------------
         Operating revenues:
              Technology products                                          $     307,583           $      723,569
              Corporate                                                          127,879                   40,305
              Mining                                                              70,432                  152,862
                                                                         ---------------         ----------------

              Total operating revenues                                     $     505,894           $      916,736
                                                                         ===============         ================

         Operating loss:
              Technology products, including research
                and development                                            $   1,236,137           $    1,166,110
              Mining, including impairment                                     1,425,065                2,177,638
              Corporate expenses                                               6,053,100                4,260,974
                                                                         ---------------         ----------------

              Net operating loss                                           $   8,714,302           $    7,604,722
                                                                         ===============         ================

         Identifiable assets:
              Technology products                                          $   1,138,165           $    1,575,512
              Assets of discontinued operations                                        -                  134,401
              Mining assets held for sale                                        107,885                3,925,051
              Corporate and other                                              3,555,402                1,475,966
                                                                         ---------------         ----------------

              Total                                                        $   4,801,452           $    7,110,930
                                                                         ===============         ================

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

          AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            JULY 31, 1999

NOTE 15 - MAJOR CUSTOMERS

The Company sells a substantial portion of its products to three customers. During fiscal 1999 the Company's sales to these three customers aggregated to $149,090 which was approximately 80% of total sales. At July 31, 1999, amounts due from these three customers included in trade accounts receivables were $41,417.

The Company had one customer that represented 28% of sales in 1998. During fiscal 1998, the Company discontinued sales to this customer. No amount was receivable from this customer at July 31, 1998.

NOTE 16 - SUBSEQUENT EVENTS

On September 20, 1999, the Company issued a $500,000 secured convertible debenture bearing interest rate at prime rate plus 0.5% per year, (8.75% as of the date of issuance), maturing December 31, 2003. The conversion price is fixed at $0.25 per share and the conversion feature vests January 1, 2000. As part of the agreement, the Company may at its discretion redeem the debentures at 135% of the principal amount owed plus accrued interest. This convertible debentures are secured by the catalyst technology of the Company. The debenture agreement also contains anti-dilution provisions and certain non-financial covenants.

As of October 19, 1999 a note holder elected to convert $100,000 of a 6% convertible debenture into 529,100 shares of common stock of the Company. Also on November 3, 1999 the note holder elected to convert $50,000 of a 6% convertible debenture into 284,900 shares of common stock of the Company. Both conversion prices were based on the average of the market price for the five days prior to the conversion discounted 25%, as stipulated in the debenture agreements.

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
3.1               Articles of Incorporation, as amended (1)

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

4.1               Specimen of Common Stock (1)

4.2               Certificate of Determination of Rights and Preferences of
                  Series A Convertible Preferred Stock (2)

4.3               Certificate of Determination of Rights and Preferences of
                  Series B Convertible Preferred Stock (2)

4.4               Certificate of Determination of Rights and Preferences of
                  Series C Convertible Preferred Stock (2)

4.5               Form of 6% Convertible Debenture. (4)

4.6               Form of 3% Convertible Debenture issued to Gaines P. Campbell,
                  Jr. (4)

4.7               Secured Convertible Debenture issued to Gaines P. Campbell,
                  Jr. (4)

4.8               Form of Secured Redeemable Convertible Debenture issued to
                  Gaines P. Campbell, Jr. (4)

4.9               Subscription Agreement dated July 22, 1999 by and between the
                  Company and Gaines P. Campbell, Jr. (4)

10.1              1993 Incentive Stock Option Plan and 1993
                  Non-Statutory Stock Option Plan (1)

10.2              Clean Air Pac Agreement effective November 1, 1992, By and
                  Between American Technologies Group, Inc., Rod Quinn,
                  Loren Zanier, Robert Carroll and David Gann (1)

10.3 License Agreement dated as of March 1, 1994 by and between American Technologies Group, Inc. and B.W.N. Nuclear Waste
                  Elimination Corporation (3)

10.4              Research Agreement dated April 25, 1994 by and between
                  American Technologies Group, Inc. and California Institute of
                  Technology (3)

10.5              Technology Acquisition Agreement entered into as of July 22,
                  1994 by and between the Company and Shui-Yin Lo (5)

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7              Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc.
                  (2)

10.8              Agreement dated June 23, 1998 between the Registrant and
                  John R. Collins regarding ATG Media, Inc. (6)

10.9              Form of Executive Employment Agreement effective January 1,
                  1999.

22                List of Subsidiaries of the Registrant.

23.1              Consent of Corbin & Wertz.

23.2              Consent of Arthur Andersen LLP.

27                Financial Data Schedule

---------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB, Commission File Number 0-23268.

(2) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.