Form 10QSB
period 1999-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 1999-12-16
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1999


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      ---------------    ----------------

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

     As of December 13, 1999, the registrant had 35,559,102 shares of Common Stock outstanding.

                               TABLE OF CONTENTS




                                                                    PAGE
PART I      FINANCIAL INFORMATION

ITEM 1      Consolidated Financial Statements

            Consolidated Balance Sheets
            as of October 31, 1999 and July 31, 1999                  3

            Consolidated Statements of Operations
            for the Three Months ended October 31, 1999 and 1998      5

            Consolidated Statements of Cash Flows
            for the Three Months ended October 31, 1999 and 1998      6

            Notes to the Consolidated Financial Statements            7

ITEM 2      Management's Discussion and Analysis                      10


PART II     OTHER INFORMATION


ITEM 2      Changes in Securities                                     12

ITEM 6      Exhibits and Reports on Form 8-K                          12

            Signatures                                                13



                            FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "INTENDS", "FUTURE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       OCTOBER 31, 1999 AND JULY 31, 1999



ASSETS                                                                       October 31,                July 31,
                                                                                 1999                     1999
                                                                         ---------------------    ---------------------
                                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                                           $           352,511       $          710,175
      Accounts receivable, net of allowance for doubtful
          accounts of $10,000 at October 31, 1999 and
          July 31, 1999, respectively                                                  52,484                   47,130
      Inventories, net                                                                239,716                  180,538
      Other current assets                                                             21,050                   24,800
                                                                         ---------------------    ---------------------
           Total current assets                                                       665,761                  962,643
                                                                         ---------------------    ---------------------


Property and equipment, net of accumulated
   depreciation and amortization of $616,319 and $577,418
   at October 31, 1999 and July 31, 1999, respectively                              1,222,199                1,261,100

Notes receivable, net of imputed interest
   of $795,950 and $824,000 at October 31, 1999
   and July 31, 1999, respectively                                                  1,704,049                1,676,000

Technology rights, net of accumulated
    amortization of $900,000 and $800,000
    at October 31, 1999 and July 31, 1999, respectively                               300,000                  400,000

Intangible assets, net of accumulated
    amortization of $366,306 and $349,788
    at October 31, 1999 and July 31, 1999, respectively                               200,698                  217,215

Other assets                                                                          173,343                  176,609

Assets held for sale                                                                  103,150                  107,885

                                                                         ---------------------    ---------------------

                                                                          $         4,369,200       $        4,801,452
                                                                         =====================    =====================


       The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       OCTOBER 31, 1999 AND JULY 31, 1999



LIABILITIES AND STOCKHOLDERS' DEFICIT                                              October 31,             July 31,
                                                                                      1999                   1999
                                                                                ------------------     ------------------
                                                                                   (Unaudited)
Current liabilities:
      Accounts payable                                                            $       588,051        $       602,728
      Accrued interest payable                                                            294,950                227,801
      Accrued payroll and related liabilities                                             126,161                190,171
      Accrued professional fees                                                           176,136                162,382
      Other accrued liabilities                                                           168,016                162,387
      Amounts due to related parties                                                      488,459                556,358
      Current portion of notes payable                                                  1,670,087              1,675,894
      Current portion of convertible debentures                                            75,000                 75,000
                                                                                ------------------     ------------------
           Total current liabilities                                                    3,586,860              3,652,721


Convertible debentures, net of current portion                                          3,150,000              2,750,000
                                                                                ------------------     ------------------

           Total liabilities                                                            6,736,860              6,402,721
                                                                                ------------------     ------------------

Commitments and contingencies

Stockholders' deficit:
      Series A convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 378,061 shares
         Issued and outstanding                                                               378                    378
      Series B convertible preferred stock, $.001 par value;
          500,000 shares authorized; liquidation value at $8.00
          per share; none issued and outstanding                                                -                      -
      Series C convertible preferred stock, $.001 par value;
          2,000 shares authorized; liquidation value at $1,000
          per share; none issued and outstanding                                                -                      -
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 30,585,123 and 29,373,523 shares issued
          and outstanding at October 31, 1999 and July 31, 1999,
          respectively                                                                     30,585                 29,374
      Additional paid in capital                                                       46,845,905             46,122,777
      Stock subscriptions                                                                  64,945                196,820
      Prepaid consulting expenses                                                        (157,433)              (590,233)
      Accumulated deficit                                                             (49,152,040)           (47,360,385)
                                                                                ------------------     ------------------
           Total stockholders' deficit                                                 (2,367,660)            (1,601,269)
                                                                                ------------------     ------------------

                                                                                  $     4,369,200        $     4,801,452
                                                                                ==================     ==================

       The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                   (Unaudited)


                                                                         Three Months Ended October 31,
                                                                        1999                        1998
                                                                 --------------------        -------------------
Revenues:
      Technology products                                          $          63,954           $         40,932
      Other                                                                   20,305                    124,823
                                                                 --------------------        -------------------
         Total operating revenues                                             84,259                    165,755
                                                                 --------------------        -------------------

Operating expenses:
      General and administrative                                           1,014,756                    801,239
      Marketing and product development                                       95,858                    118,674
      Research and development                                               109,263                    169,218
      Mining operations                                                       23,340                     27,550
      Amortization of technology rights                                      100,000                    100,000
                                                                 --------------------        -------------------
           Total operating expenses                                        1,343,217                  1,216,681
                                                                 --------------------        -------------------

Other (expense) income:
      Interest expense, net                                                 (532,697)                  (173,956)
      Loss on investment in a joint venture                                        -                    (39,341)
                                                                 --------------------        -------------------
           Total other (expenses) income                                    (532,697)                  (213,297)
                                                                 --------------------        -------------------


Net loss from continuing operations before
  discontinued operations                                                 (1,791,655)                (1,264,223)

Discontinued operations                                                            -                    (76,745)
                                                                 --------------------        -------------------

Net loss attributable to common stockholders                       $      (1,791,655)          $     (1,340,968)
                                                                 ====================        ===================

Basic and fully diluted net loss per common share:
      Continuing operations                                        $           (0.06)          $          (0.05)
      Discontinued operations                                                      -                      (0.01)
                                                                 --------------------        -------------------
          Net Loss                                                 $           (0.06)          $          (0.06)
                                                                 ====================        ===================

Weighted average number of
  common shares outstanding                                               29,706,406                 23,381,083
                                                                 ====================        ===================


  The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                   (Unaudited)


                                                                                    Three Months Ended October 31,
                                                                                     1999                     1998
                                                                               -----------------        -----------------
Cash flows from operating activities:
      Net Loss                                                                   $   (1,791,655)          $   (1,340,968)
      Adjustments to reconcile net loss to net cash used
            in operating activities:
         Depreciation and amortization                                                  143,636                  139,312
         Stock issued and subscribed as consideration for services                       69,750                        -
         Amortization of prepaid consulting                                             432,800                  214,062
         Imputed interest for notes payable and capital leases                                -                   18,427
         Imputed interest income on notes receivable                                    (28,049)                       -
         Imputed interest expense on convertible debentures                             467,864                  110,667
         Loss on investment in joint venture                                                  -                   39,341
         Changes in operating assets and liabilities:
             Accounts receivable                                                         (5,354)                  29,446
             Inventories                                                                (59,178)                  14,648
             Other current assets                                                        23,533                    3,087
             Accounts payable and accrued liabilities                                   (37,305)                 222,722
             Amounts due to related parties                                              (2,899)                  33,385
                                                                               -----------------        -----------------

     Net cash used in operating activities                                             (786,857)                (515,871)
                                                                               -----------------        -----------------

Cash flows from investing activities:
    Other                                                                                     -                   (3,536)
                                                                               -----------------        -----------------

     Net cash used in investing activities                                                    -                   (3,536)
                                                                               -----------------        -----------------

Cash flows from financing activities:
    Advances from/to officers/shareholders, net                                         (65,000)                 139,500
    Proceeds from issuance of convertible debentures                                    500,000                  156,000
    Payments on notes payable                                                            (5,807)                  (3,849)
    Payments on capital lease obligation                                                      -                  (50,000)
    Deposit on sale of discontinued operations                                                -                  200,000
                                                                               -----------------        -----------------

     Net cash provided by financing activities                                          429,193                  441,651
                                                                               -----------------        -----------------

Net cash flows from discontinued operations                                                   -                   37,917

Net change in cash and cash equivalents                                                (357,664)                 (39,839)

Cash and cash equivalents, beginning of period                                          710,175                   60,563
                                                                               -----------------        -----------------

Cash and cash equivalents, end of period                                         $      352,511           $       20,724
                                                                               =================        =================

Supplemental disclosure of non-cash investing and financing activities:

         Conversion of debentures                                                $      100,000           $            -
                                                                               =================        =================

         The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

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

   b.  SIGNIFICANT BUSINESS RISKS

   Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional capital and
   (2) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through private offerings of debt and equity. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

   c.  NET LOSS PER SHARE

   Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 20,000 and 31,111 for the three months ended October 31, 1999 and 1998, respectively.

   d.  RECLASSIFICATIONS

   Certain amounts in the October 31, 1998 consolidated financial statements have been reclassified to conform to current year presentation.

3. DEBENTURES

   In September 1999, the Company issued a $500,000 secured convertible debenture bearing interest at prime rate plus 0.5% per year, (8.75% as of the date of issuance), maturing December 31, 2003. The conversion price is fixed at $0.25 per share and the conversion feature vests January 1, 2000. As part of the agreement, the Company may at its discretion redeem the debentures at 135% of the principal amount owed plus accrued interest. This convertible debentures are secured by the catalyst technology of the Company. The debenture agreement also contains anti-dilution provisions and certain non-financial covenants. In connection with the discount conversion feature, the Company has recorded imputed interest expense of $407,714 included in the interest expense in the accompanying Statements of Operations.

   In October 1999, a debenture holder converted $100,000 of a 6% convertible debenture into 529,100 shares of common stock of the Company. The conversion price was based on the average of the market price for the five days prior to the conversion, discounted 25%, as stipulated in the debenture agreements.

4. TECHNOLOGY RIGHTS

   In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force-Registered Trademark- airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. The Consolidated Statements of Operations include $100,000 of amortization of technology rights for the three month period ended October 31, 1999 and 1998, respectively.

5. CAPITAL STOCK

   a.  COMMON STOCK

   During October 1999, the Company entered into a consulting agreement for services. Under the terms of the agreement, the Company issued 100,000 shares of ATG's common stock valued at $31,000 based on the common stock price on the date of the agreement.

   During fiscal 1999, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $432,800 and $214,062 for the three months ended October 31, 1999 and 1998, respectively, in the accompanying Consolidated Statements of Operations. As of October 31, 1999, the remaining unamortized cost of $157,433 is included in prepaid consulting expenses in stockholders' equity section in the accompanying Consolidated Balance Sheets.

   b.  STOCK SUBSCRIPTIONS

   During the three months ended October 31, 1999, the Company issued 582,500 shares of common stock valued at $170,625 which was included within stock subscriptions as of July 31, 1999 and recorded subscription for services for 65,000 shares valued at $38,750 based on the common stock price on the date of the agreement. As of October

   31, 1999, the Company had not issued (i) 6,000 shares of Common Stock owed for services rendered prior to July 31, 1999, valued at $11,820 and 65,000 shares of common stock owed for services rendered through October 31, 1999, valued at $38,750, and (ii) 57,500 shares of common stock sold under private placement for an aggregate of $14,375 cash received prior to July 31, 1999. These amounts have been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

6. ASSETS HELD FOR SALE

   Included in assets held for sale at October 31, 1999 in the accompanying consolidated Balance Sheets is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property), and one vehicle with a book value of $33,150.

   During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mines to Western Mine Development for a non-interest-bearing note of $2,500,000 payable in installments from January 2002 to January 2008. The accompanying Consolidated Balance Sheets include a note receivable of $1,704,049 net of discount of $795,951 as of October 31, 1999 and $1,676,000 net of discount of $824,000 as of July 31, 1999. The amortization of the note discount of $28,049 is included with interest expense in the accompanying Statements of Operations.

7. RELATED PARTY TRANSACTIONS

   During three months ended October 31, 1999, the Company made payment of $65,000 due to an officer on a short term borrowing.

8. SUBSEQUENT EVENTS

   Subsequent to the end of the quarter, certain debenture holders elected to convert an additional $775,000 of a 6% convertible debenture into 5,104,516 shares of common stock of the Company. Conversion prices were based on the average of the market price for the five days prior to the conversion, discounted 25%, as stipulated in the debenture agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continued its efforts to refocus the Company's activities on its core technologies, along with new product development and commercialization. Management anticipates these efforts will result in significant revenue commencing in the second or third quarters of fiscal 2000, although there can be no assurance to this effect.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999

Total operating revenue decreased by $81,500 from $165,800 to $84,300 for the three months ended October 31, 1998 and October 31, 1999, respectively, principally due to a decrease in lease income from Royal Gold, which terminated the agreement with New Concept Mining in fiscal 1999. However, revenue from technology products increased by $23,100 from $40,900 to $64,000 for the three months ended October 31, 1998 and October 31, 1999, respectively.

The implementation of the strategic direction set by the Board of Directors during the prior fiscal year is nearing completion and is anticipated to result in significant revenue during the remainder of fiscal 2000, although there can be no assurance to this effect. Substantial consulting expenses were incurred in this effort. The amortization of prepaid consulting expenses increased by $218,700, from $214,100 to $432,800 for the three months ended October 31, 1999 and October 31, 1998, respectively. As a result, operating expenses increased by $126,500 from $1,216,700 to $1,343,200 for the three months ended October 31, 1998 and October 31, 1999, respectively. The effect on operating expenses caused by the increase in consulting expenses was partially offset by decreases of $22,800 in marketing and product development, $60,000 in research and development and $4,200 in mining operations.

ATG's net loss increased by $450,700 from $1,341,000 to $1,791,700 at October 31, 1998 and October 31, 1999, respectively, principally due to increased operating expenses of $126,500, increased interest expense of $358,700 and decreased revenue of $81,500, offset by decreased expense of a joint venture of $39,300 and decreased expenses of discontinued operations of $76,700.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional capital and (2) generate significant revenues through its existing assets and operating business significant product development issues. The Company plans to raise additional working capital through private offerings of debt and equity. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Total assets decreased by $432,300 from $4,801,500 to $4,369,200 at July 31, 1999 and October 31, 1999, respectively. This decrease was the principal result of a decrease in cash of $357,700 and an increase in accumulated depreciation and amortization of $138,900, offset by an increase in inventory of $59,200.

Total liabilities increased by $334,100 from $6,402,700 to $6,736,800 at July 31, 1999 and October 31, 1999, respectively. This increase was principally due to a net increase in convertible debentures of $400,000, offset by a decrease in current liabilities of $65,900.

The Company increased the cash used in operations by $271,000 from $515,900 to $786,900 for the three months ended October 31, 1998 and October 31, 1999, respectively. The principal source of working capital during the three months ended October 31, 1999 was the issuance of $500,000 of principal amount of secured convertible debentures. During the comparable period in 1998, the principal source of working capital was the issuance of $200,000 of principal amount of convertible debentures, deposit of $200,000 on the sale of ATG Media, Inc. and loans from related parties of $142,500.

Statements included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                    PART II

                               OTHER INFORMATION


ITEM 2 CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c) In September, 1999, one hundred thousand (100,000) shares were issued to a consultant as partial consideration under a one year consulting agreement. The consultant is to act generally as financial public relations counsel to the Company, essentially acting as an advisor with respect to communications and information as well as planning, designing, developing, organizing, writing and assisting in the distribution of such communications and information.

Also during September, 1999, the Company sold $500,000 principal amount of a convertible debenture to an existing debenture holder. The debenture is convertible after December 31, 1999 at the rate of $0.25 per share.

The foregoing transactions are claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the securities for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the transactions nor was any advertising or other form of general solicitation used by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

27   Financial Data Schedule


(b)  REPORTS ON FORM 8-K.

     The Company filed one Report on Form 8-K dated August 30, 1999 reporting under Item 4.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           AMERICAN TECHNOLOGIES GROUP, INC.


                                           By: /s/ Lawrence J. Brady
                                              ------------------------------
                                              Lawrence J. Brady
                                              Chairman of the Board and
                                              Chief Executive Officer

                                           Date:  December 15, 1999


                                           By: /s/ Yan Lin
                                              ------------------------------
                                              Yan Lin
                                              Acting Chief Financial Officer


                                           Date:  December 15, 1999