Form 10QSB
period 2000-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2000-03-21
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000


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


         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


         As of March 14, 2000, the registrant had 37,436,959 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                                  PAGE
PART I      FINANCIAL INFORMATION

ITEM 1      Consolidated Financial Statements

            Consolidated Balance Sheets
            as of January 31, 2000 and July 31, 1999                                3

            Consolidated Statements of Operations
            for the Three and Six Months ended January 31, 2000 and 1999            5

            Consolidated Statements of Cash Flows
            for the Six Months ended January 31, 2000 and 1999                      6

            Notes to the Consolidated Financial Statements                          7

ITEM 2      Management's Discussion and Analysis                                    11



PART II     OTHER INFORMATION


ITEM 2      Changes in Securities                                                   13

ITEM 6      Exhibits and Reports on Form 8-K                                        13

            Signatures                                                              14


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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       JANUARY 31, 2000 AND JULY 31, 1999


ASSETS                                                                       January 31,                July 31,
                                                                                 2000                     1999
                                                                         ---------------------    ---------------------
                                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                                                      $ 59,828                $ 710,175
      Accounts receivable, net of allowance for doubtful
          accounts of $10,000 at January 31, 2000  and
          July 31, 1999, respectively                                                  68,854                   47,130
      Inventories, net                                                                213,159                  180,538
      Other current assets                                                             57,225                   24,800
                                                                         ---------------------    ---------------------
           Total current assets                                                       399,066                  962,643
                                                                         ---------------------    ---------------------


Property and equipment, net of accumulated
   depreciation and amortization of $654,272 and $577,418
   at January 31, 2000 and July 31, 1999, respectively                              1,184,246                1,261,100

Notes receivable,  net of imputed interest
   of $752,993 and $824,000 at January 31, 2000
   and July 31, 1999, respectively                                                  1,747,007                1,676,000

Technology rights, net of accumulated
    amortization of $1,000,000 and $800,000
    at January 31, 2000 and July 31, 1999, respectively                               200,000                  400,000

Intangible assets, net of accumulated
    amortization of $382,822 and $349,788
    at January 31, 2000 and July 31, 1999, respectively                               184,181                  217,215

Other assets                                                                          168,622                  176,609

Assets held for sale                                                                   98,414                  107,885
                                                                         ---------------------    ---------------------
                                                                                  $ 3,981,536              $ 4,801,452
                                                                         =====================    =====================


                 The accompanying notes are an integral part
                   of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       JANUARY 31, 2000 AND JULY 31, 1999


LIABILITIES AND STOCKHOLDERS' DEFICIT                                              January 31,             July 31,
                                                                                      2000                   1999
                                                                                ------------------     ------------------
                                                                                   (Unaudited)
Current liabilities:
      Accounts payable                                                                  $ 645,274              $ 602,728
      Accrued interest payable                                                            350,137                227,801
      Accrued payroll and related liabilities                                             148,225                190,171
      Accrued professional fees                                                           231,052                162,382
      Other accrued liabilities                                                           148,895                162,387
      Amounts due to related parties                                                      573,136                556,358
      Current portion of notes payable                                                  1,665,568              1,675,894
      Current portion of convertible debentures                                            75,000                 75,000
                                                                                ------------------     ------------------
           Total current liabilities                                                    3,837,287              3,652,721


Convertible debentures, net of current portion                                          2,300,000              2,750,000
                                                                                ------------------     ------------------

           Total liabilities                                                            6,137,287              6,402,721
                                                                                ------------------     ------------------

Commitments and contingencies

Stockholders' deficit:
      Series A convertible preferred stock, $.001 par value;
          10,000,000 shares authorized; 378,061 shares
          Issued and outstanding                                                              378                    378
      Series B convertible preferred stock, $.001 par value;
          500,000 shares authorized; liquidation value at $8.00
          per share; none issued and outstanding                                                -                      -
      Series C convertible creferred stock, $.001 par value;
          2,000 shares authorized; liquidation value at $1,000
          per share; none issued and outstanding                                                -                      -
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 36,252,481 and 29,373,523 shares issued
          and outstanding at January 31, 2000 and July 31, 1999,
          respectively                                                                     36,252                 29,374
      Additional paid in capital                                                       48,500,905             46,122,777
      Stock subscriptions                                                                 185,625                196,820
      Prepaid consulting expenses                                                               -               (590,233)
      Accumulated deficit                                                             (50,878,911)           (47,360,385)
                                                                                ------------------     ------------------
           Total stockholders' deficit                                                 (2,155,751)            (1,601,269)
                                                                                ------------------     ------------------
                                                                                $       3,981,536      $       4,801,452
                                                                                ==================     ==================


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

                                   (Unaudited)


                                                          Three Months Ended January 31,       Six Months Ended January 31,
                                                            2000              1999               2000               1999
                                                      ----------------   --------------     ---------------    ---------------
Revenues:
      Technology products                                    $ 63,496          $ 55,548          $ 127,450           $ 96,480
      Other                                                    14,250            64,208             34,555            189,031
                                                      ----------------   ---------------    ---------------    ---------------
         Total operating revenues                              77,746           119,756            162,005            285,511
                                                      ----------------   ---------------    ---------------    ---------------

Operating Expenses:
      General and administrative                              952,680         1,448,727          1,967,436          2,249,967
      Marketing and product development                       101,986           416,565            197,844            535,239
      Research and development                                132,643           181,439            241,906            350,657
      Mining operations                                        19,519            54,526             42,859             82,076
      Loss on impairment of assets held for sale                    -         1,000,000                  -          1,000,000
      Amortization of technology rights                       100,000           100,000            200,000            200,000
                                                      ----------------   ---------------    ---------------    ---------------
           Total operating expenses                         1,306,828         3,201,257          2,650,045          4,417,939
                                                      ----------------   ---------------    ---------------    ---------------

Other (Expense) Income:
      Interest expense, net                                  (497,789)         (563,159)        (1,030,486)          (737,115)
      Loss on investment in a joint venture                         -                 -                  -            (39,341)
                                                      ----------------   ---------------    ---------------    ---------------
                                                             (497,789)         (563,159)        (1,030,486)          (776,456)
                                                      ----------------   ---------------    ---------------    ---------------

Net loss from continuing operations before
  discontinued operations                                  (1,726,871)       (3,644,660)        (3,518,526)        (4,908,884)


Discontinued operations                                             -          (100,831)                 -           (177,575)
                                                      ----------------   ---------------    ---------------    ---------------


Net loss attributable to common stockholders             $ (1,726,871)     $ (3,745,491)      $ (3,518,526)      $ (5,086,459)
                                                      ================   ===============    ===============    ===============


Basic and fully diluted net loss per common share:
      Continuing operations                                   $ (0.05)          $ (0.15)           $ (0.11)           $ (0.20)
      Discontinued operations                                       -             (0.00)                 -              (0.01)
                                                      ----------------   ---------------    ---------------    ---------------
          Net Loss                                            $ (0.05)          $ (0.15)           $ (0.11)           $ (0.21)
                                                      ================   ===============    ===============    ===============

Weighted average number of
  common shares outstanding                                34,265,055        25,036,944         31,972,934         24,217,235
                                                      ================   ===============    ===============    ===============


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

                                   (Unaudited)


                                                                                     Six Months Ended January 31,
                                                                                     2000                     1999
                                                                               -----------------        -----------------
Cash flows from operating activities:
      Net loss                                                                     $ (3,518,526)            $ (5,086,459)
      Adjustments to reconcile net loss to net cash used
            in operating activities:
         Depreciation and amortization                                                  286,325                  287,958
         Write-off of advances to officers and shareholders                                   -                  136,698
         Stock issued and subscribed as consideration for services                      137,393                   47,880
         Amortization of prepaid consulting                                             590,233                  850,116
         Imputed interest for notes payable and capital leases                                -                   36,478
         Imputed interest income on notes receivable                                    (71,007)                       -
         Imputed interest expense on convertible debentures                             874,828                  600,121
         Stock options issued to consultants                                            198,690                        -
         Loss on impairment of assets held for sale                                           -                1,000,000
         Loss on investment in joint venture                                                  -                   39,341
         Changes in operating assets and liabilities:
             Accounts receivable                                                        (21,724)                  14,666
             Inventories                                                                (32,621)                 (28,469)
             Other current assets                                                         8,596                    8,482
             Accounts payable and accrued liabilities                                   178,114                  582,034
             Amounts due to related parties                                              31,778                  152,443
                                                                               -----------------        -----------------
     Net cash used in operating activities                                           (1,337,921)              (1,358,711)
                                                                               -----------------        -----------------
Cash flows from investing activities:
    Other                                                                                     -                   (3,557)
                                                                               -----------------        -----------------
     Net cash used in investing activities                                                    -                   (3,557)
                                                                               -----------------        -----------------

Cash flows from financing activities:
    Advances from/to officers/shareholders, net                                         (15,000)                 142,280
    Proceeds from issuance of convertible debentures                                    712,900                1,105,913
    Proceeds from notes receivable                                                            -                    5,000
    Payments on notes payable                                                           (10,326)                  (7,826)
    Payments on capital lease obligation                                                      -                  (50,000)
    Deposit on sale of discontinued operations                                                -                  200,000
                                                                               -----------------        -----------------
     Net cash provided by financing activities                                          687,574                1,395,367
                                                                               -----------------        -----------------

Net cash flows from discontinued operations                                                   -                   25,394

Net change in cash and cash equivalents                                                (650,347)                  58,493

Cash and cash equivalents, beginning of period                                          710,175                   60,563
                                                                               -----------------        -----------------

Cash and cash equivalents, end of period                                               $ 59,828                $ 119,056
                                                                               =================        =================
Supplemental disclosure of non-cash investing
    and financing activities:

         Conversion of debentures                                                   $ 1,200,000                      $ -
                                                                               =================        =================
         Sale of assets held for disposal for notes receivable, net                         $ -              $ 1,272,500
                                                                               =================        =================

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

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

         c. NET LOSS PER SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards ("FAS") No. 128, "EARNINGS PER SHARE." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 270,000 and 32,746 for the six months ended January 31, 2000 and 1999, respectively.

d.       Reclassifications

         Certain amounts in the January 31, 1999 consolidated financial statements have been reclassified to conform to current year presentation.

3.       DEBENTURES

         In September 1999, the Company issued a $500,000 secured convertible debenture bearing interest at prime rate plus 0.5% per year, (8.75% as of the date of issuance), maturing December 31, 2003. The conversion price is fixed at $0.25 per share and the conversion feature vests January 1, 2000. As part of the agreement, the Company may at its discretion redeem the debentures at 135% of the principal amount owed plus accrued interest. This convertible debenture plus another debenture in the principal amount of $1,000,000 issued in July 1999 is secured by the catalyst technology of the Company. The debenture agreement for these debentures also contains anti-dilution provisions and certain non-financial covenants. In connection with the discount conversion feature, the Company has recorded imputed interest of $662,000 included in interest expense in the accompanying Statements of Operations.

         In January 2000, the Company issued $250,000 of 7% convertible debentures, maturing January 14, 2003. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.23 or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of the lower of $0.174 or 72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to exercise of the warrants. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants per FAS 123, the Company has recorded imputed interest of $197,828 included in interest expense in the accompanying Statements of Operations.

         For the six months ended January 31, 2000, certain debenture holders converted $1,050,000 of the 6% convertible debentures into 5,812,009 shares of common stock of the Company, 692,042 of which were issued in February 2000. The conversion price was based on the average of the market price for the five days prior to the conversion, discounted 25%, as provided in the debenture agreements.

         In January 2000, debenture holders with 3% convertible debenture converted $150,000 into 300,000 shares of common stock of the Company. The conversion price was fixed at $0.50 as provided in the debenture agreements.


4.       TECHNOLOGY RIGHTS

         In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. The Consolidated Statements of Operations include amortization of technology rights of $100,000 and $200,000 for the three and six month periods ended January 31, 2000 and 1999, respectively.

5.       CAPITAL STOCK

         a. COMMON STOCK

         During October 1999, the Company entered into a consulting agreement for services. Under the terms of the agreement, the Company issued 100,000 shares of ATG's common stock valued at $31,000 based on the common stock price on the date of the agreement.

         During December 1999, the Company entered into consulting agreements for services. Under the terms of the agreement, the Company issued 224,000 shares of ATG's common stock valued at $53,144 based on the common stock prices on the dates of the agreements.

         During fiscal 1999, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and was amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $157,433 and $636,055 for the three months ended January 31, 2000 and 1999, respectively, and $590,233 and $850,116 for the six months ended January 31, 2000 and 1999, respectively, in the accompanying Consolidated Statements of Operations.

         b. STOCK SUBSCRIPTIONS

         During the six months ended January 31, 2000, the Company issued 588,500 shares of common stock valued at $182,445 which amount was included within stock subscriptions as of July 31, 1999 and recorded subscription for services of 115,000 shares valued at $53,250 based on the common stock price on the date of the agreement. During the six months ended January 31, 2000, the Company issued 50,000 shares of common stock, valued at $32,000, out of the 115,000 shares referred to above. As of January 31, 2000, the Company had not issued (i) 65,000 shares of common stock owed for services rendered through January 31, 2000, valued at $21,250, and (ii) 57,500 shares of common stock sold for an aggregate of $14,375 cash received prior to July 31, 1999, and
         (iii) 692,042 shares of common stock due in connection with the conversion of a debenture in the principal amount of $150,000. These amounts have been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

         c. OPTIONS AND WARRANTS

         During the six months ended January 31, 2000, the Company recognized $198,690 of expense for stock options issued in prior years as the vesting extended into the six month period ended January 31, 2000.

6.       ASSETS HELD FOR SALE

         Included in assets held for sale at January 31, 2000 in the accompanying Consolidated Balance Sheets is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property), and one vehicle with a net book value of $28,414.

         During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mining property to Western Mine Development for a non-interest-bearing note of $2,500,000 payable in installments from January 2002 to January 2008. The accompanying Consolidated Balance Sheets include a note receivable of $1,747,007 net of discount of $752,993 as of January 31, 2000 and $1,676,000 net of discount of $ 824,000 as of July 31, 1999. The amortization of the note discount of $71,007 is included with interest expense in the accompanying Statements of Operations.

7.       RELATED PARTY TRANSACTIONS

         During the six months ended January 31, 2000, the Company borrowed from an officer a short term loan of $50,000 and made payment of $65,000 due to an officer on a short term borrowing.

8.       SUBSEQUENT EVENTS

         Subsequent to the end of the quarter, the Company issued additional $250,000 of 7% convertible debentures, maturing January 14, 2003. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.345 or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of lower of $0.23 or the average of the lowest three trading prices during the ten trading day period prior to exercise. The conversion feature and the warrants vest immediately.

9.       SEGMENT INFORMATION

         The Company's principal remaining business segment is Technology Products (The Force and among others).

         Financial information about industry segments as of and for the six months ended January 31, 2000 and 1999, is as follows:


                                                                            Six Months Ended January 31,
                                                                            2000                    1999
                                                                         ----------              ----------
                 Operating revenues:
                      Technology products                                $  127,450              $   96,480
                       Corporate                                             29,141                 138,599
                       Mining                                                 5,414                  50,432
                                                                         ----------              ----------
                       Total operating revenues                          $  162,005                 285,511
                                                                         ==========              ==========
                 Operating Loss:
                       Technology product, including research
                          and development                                $  512,300              $  989,416
                        Mining, including impairment                         37,445               1,031,644
                        Corporate expenses                                1,938,295               2,111,368
                                                                         ----------              ----------
                        Net operating loss                               $2,488,040              $4,132,428
                                                                         ==========              ==========
                 Identifiable assets:
                        Technology products                              $  915,016              $1,353,805
                        Assets of discontinued operations                         -                 127,602
                        Mining assets held for sale                          98,414               1,643,030
                        Corporate and other                               2,968,106               2,577,839
                                                                         ----------              ----------
                        Total                                             3,981,536               5,702,276
                                                                         ==========              ==========


          Operating loss is revenues minus operating expenses.

          Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continued its efforts to refocus the Company's activities on its core technologies, along with new product development and commercialization. Management anticipates these efforts will result in significant revenue commencing in the third or fourth quarters of fiscal 2000, although there can be no assurance to this effect.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

Total operating revenue decreased by $42,000 from $119,800 to $77,800 for the three months ended January 31, 1999 and January 31, 2000, respectively, due to a decrease in lease income of $50,000 from Royal Gold, which terminated the agreement with New Concept Mining in fiscal 1999, partially offset by an increase in revenue of $8,000 from technology products.

Operating expenses decreased by $1,894,500 from $3,201,300 to $1,306,800 for the three months ended January 31, 1999 and January 31, 2000, respectively. The decrease was principally due to decreased general and administrative expenses of $496,000 and marketing and product development expenses of $314,600. In addition, the three months ended January 31, 1999 included a non-recurring expenses of $1,000,000 related to the impairment of certain mining assets. The decrease in general and administrative expenses was principally the result of a decrease in amortization of prepaid consulting expense of $478,600.

ATG's net loss decreased by $2,018,600 from $3,745,500 to $1,726,900 for the three months ended January 31, 1999 and January 31, 2000, respectively, principally due to decreased operating expenses of $1,894,500 and interest expense of $65,400.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

Revenue decreased by $123,500 from $285,500 to $162,000 for the six months ended January 31, 1999 and January 31, 2000, respectively, principally due to a decrease in lease income of $50,000 and licensing and other income of $104,500, partially offset by an increase in technology products of $31,000.

Operating expenses decreased by $1,767,900 from $4,417,900 to $2,650,000 for the six months ended January 31, 1999 and January 31, 2000, respectively. The decrease was principally due to decreased general and administrative expenses of $282,500 and marketing and product development expenses of $337,400. In addition, the six months ended January 31, 1999 included a non-recurring expenses of $1,000,000 related to the impairment of certain mining assets. The decrease in general and administrative expenses was principally the result of a decrease in amortization of prepaid consulting expense of $259,900.

Other expenses for the six months ended January 31, 2000 increased by $254,000 to $1,030,500 from $776,500 for the corresponding period of fiscal 1999 due to an increase in interest expense.

ATG's net loss decreased by $1,568,900 from $5,086,500 to $3,518,500 at January 31, 1999 and January 31, 2000, respectively, principally due to decreased operating expenses of $1,767,900 and discontinued operations of $177,600, offset by a decrease in revenues of $123,500 and an increase in other expense of $254,000.

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

Total assets decreased by $819,900 from $4,801,500 to $3,981,600 at July 31, 1999 and January 31, 2000, respectively. This decrease was the principal result of a decrease in cash of $650,300 and an increase in accumulated depreciation and amortization of $276,900, offset by an increase in inventory of $32,600 and other current assets of $32,400.

Total liabilities decreased by $265,400 from $6,402,700 to $6,137,300 at July 31, 1999 and January 31, 2000, respectively. This decrease was principally due to the conversion of convertible debentures of $1,200,000, offset by issuance of $750,000 convertible debentures and an increase in current liabilities of $184,600.

The Company decreased the cash used in operations by $20,800 from $1,358,700 to $1,337,900 for the six months ended January 31, 1999 and January 31, 2000, respectively. The principal source of working capital during the six months ended January 31, 2000 was the issuance of $750,000 of principal amount of secured convertible debentures. During the comparable period in 1999, the principal source of working capital was the issuance of $1,300,000 of principal amount of convertible debentures, deposit of $200,000 on the sale of ATG Media, Inc. and loans from related parties of $142,500.

Statements included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART II

                                OTHER INFORMATION


ITEM 2  CHANGES IN SECURITIES

(a)  Not applicable.

(b) Not applicable.

(c) During January 2000, the Company sold $250,000 principal amount of 7% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.23 or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion.


The foregoing transaction is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering, in that the purchasers had full access to all material information concerning the Company and were acquiring the securities for investment and not with a view to distribution. There were no underwriting discounts or commissions paid in connection with the transactions nor was any advertising or other form of general solicitation used by the Company.


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


                                            AMERICAN TECHNOLOGIES GROUP, INC.


                                            By: /s/ LAWRENCE J. BRADY
                                                -----------------------
                                                Lawrence J. Brady
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            Date:  March 16, 2000


                                            By: /s/ YAN LIN
                                                -----------------------
                                                Yan Lin
                                                Acting Chief Financial Officer

                                            Date:  March 16, 2000