Form 10QSB
period 2000-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2000-06-14
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of June 12, 2000, the registrant had 44,214,778 shares of Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                                                    PAGE
PART I          FINANCIAL INFORMATION

ITEM 1          Consolidated Financial Statements

                Consolidated Balance Sheets
                as of April 30, 2000 and July 31, 1999                                                 3

                Consolidated Statements of Operations
                for the Three and Nine Months ended April 30, 2000 and 1999                            5

                Consolidated Statements of Cash Flows
                for the Nine Months ended April 30, 2000 and 1999                                      6

                Notes to the Consolidated Financial Statements                                         7

ITEM 2          Management's Discussion and Analysis                                                  12


PART II         OTHER INFORMATION

ITEM 2          Changes in Securities                                                                 14

ITEM 6          Exhibits and Reports on Form 8-K                                                      14

                Signatures                                                                            15

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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        APRIL 30, 2000 AND JULY 31, 1999


ASSETS                                                                        April 30,                 July 31,
                                                                                 2000                     1999

                                                                         ---------------------    ---------------------
                                                                             (Unaudited)
Current assets:

      Cash and cash equivalents                                                   $     3,982              $   710,175
      Accounts receivable, net of allowance for doubtful
          accounts of $10,000 at April 30, 2000  and
          July 31, 1999, respectively                                                  58,644                   47,130
      Inventories, net                                                                218,774                  180,538
      Other current assets                                                             82,486                   24,800
                                                                         ---------------------    ---------------------
           Total current assets                                                       363,886                  962,643
                                                                         ---------------------    ---------------------


Property and equipment, net of accumulated
   depreciation and amortization of $690,386 and $577,418
   at April 30, 2000 and July 31, 1999, respectively                                1,148,132                1,261,100

Notes receivable, net of imputed interest
   of $708,953 and $824,000 at April 30, 2000
   and July 31, 1999, respectively                                                  1,791,047                1,676,000

Technology rights, net of accumulated
    amortization of $1,100,000 and $800,000
    at April 30, 2000 and July 31, 1999, respectively                                 100,000                  400,000

Intangible assets, net of accumulated
    amortization of $399,340 and $349,788
    at April 30, 2000 and July 31, 1999, respectively                                 167,663                  217,215

Other assets                                                                          175,955                  176,609

Assets held for sale                                                                   70,000                  107,885
                                                                         ---------------------    ---------------------
                                                                                  $ 3,816,683              $ 4,801,452
                                                                         =====================    =====================


      The accompanying notes are an integral part of these consolidated balance sheets.

                            AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                     APRIL 30, 2000 AND JULY 31, 1999

LIABILITIES AND STOCKHOLDERS' DEFICIT                                               April 30,              July 31,
                                                                                      2000                   1999
                                                                                ------------------     ------------------
                                                                                   (Unaudited)
Current liabilities:
      Accounts payable                                                              $   715,467            $   602,728
      Accrued interest payable                                                          400,853                227,801
      Accrued payroll and related liabilities                                           266,016                190,171
      Accrued professional fees                                                         278,908                162,382
      Other accrued liabilities                                                         175,633                162,387
      Amounts due to related parties                                                    578,418                556,358
      Current portion of notes payable                                                1,687,957              1,675,894
      Current portion of convertible debentures                                          75,000                 75,000
                                                                                ------------------     ------------------
           Total current liabilities                                                  4,178,252              3,652,721

Convertible debentures, net of current portion                                        2,225,000              2,750,000
                                                                                ------------------     ------------------

           Total liabilities                                                          6,403,252              6,402,721
                                                                                ------------------     ------------------

Commitments and contingencies

Stockholders' deficit:
      Series A convertible preferred stock, $.001 par value;
          10,000,000 shares authorized; 378,061 shares
          Issued and outstanding                                                            378                    378
      Series B convertible preferred stock, $.001 par value;
          500,000 shares authorized; liquidation value at $8.00
          per share; none issued and outstanding                                              -                      -
      Series C convertible preferred stock, $.001 par value;
          2,000 shares authorized; liquidation value at $1,000
          per share; none issued and outstanding                                              -                      -
      Common stock, $.001 par value; 100,000,000 shares
          authorized; 38,500,871 and 29,373,523 shares issued
          and outstanding at April 30, 2000 and July 31, 1999,
          respectively                                                                   38,501                 29,374
      Additional paid in capital                                                     49,329,965             46,122,777
      Stock subscriptions                                                                84,250                196,820
      Prepaid consulting expenses                                                       (51,667)              (590,233)
      Accumulated deficit                                                           (51,987,996)           (47,360,385)
                                                                                ------------------     ------------------
           Total stockholders' deficit                                               (2,586,569)            (1,601,269)
                                                                                ------------------     ------------------
                                                                                    $ 3,816,683            $ 4,801,452
                                                                                ==================     ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                       AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999

                                           (Unaudited)


                                                            Three Months Ended April 30,               Nine Months Ended April 30,
                                                             2000                 1999                  2000                  1999
                                               -------------------   ------------------    ------------------    ------------------
Revenues:
      Technology products                            $     22,901         $    107,880          $    150,351          $    204,360
      Other                                                14,294               33,355                48,849               222,386
                                               -------------------   ------------------    ------------------    ------------------
         Total operating revenues                          37,195              141,235               199,200               426,746
                                               -------------------   ------------------    ------------------    ------------------

Operating Expenses:
      General and administrative                          565,577            1,755,884             2,533,013             4,005,850
      Marketing and product development                    65,475              112,278               263,319               647,518
      Research and development                            102,275              169,286               344,181               519,943
      Mining operations                                    16,560               35,495                59,419               117,570
      Loss on impairment of assets held for sale                -              200,000                     -             1,200,000
      Amortization of technology rights                   100,000              100,000               300,000               300,000
                                               -------------------   ------------------    ------------------    ------------------
           Total operating expenses                       849,887            2,372,943             3,499,932             6,790,881
                                               -------------------   ------------------    ------------------    ------------------

Other (Expense) Income:
      Interest expense, net                              (296,393)            (108,281)           (1,326,879)             (845,396)
      Loss on investment in a joint venture                     -                    -                     -               (39,341)
                                               -------------------   ------------------    ------------------    ------------------
                                                         (296,393)            (108,281)           (1,326,879)             (884,737)
                                               -------------------   ------------------    ------------------    ------------------

Net loss from continuing operations before
  discontinued operations                              (1,109,085)          (2,339,989)           (4,627,611)           (7,248,872)

Loss on discontinued operations                                 -              (24,368)                    -              (201,943)
Gain on disposal of discontinued operations                     -              230,200                     -               230,200
                                               -------------------   ------------------    ------------------    ------------------
                                                                -              205,832                     -                28,257
                                               -------------------   ------------------    ------------------    ------------------

Net loss attributable to common stockholders         $ (1,109,085)        $ (2,134,157)         $ (4,627,611)         $ (7,220,615)
                                               ===================   ==================    ==================    ==================

Basic and fully diluted net loss per common share:
      Continuing operations                          $      (0.03)        $      (0.09)         $      (0.14)         $      (0.29)
      Discontinued operations                                   -                 0.01                     -                  0.00
                                               ===================   ==================    ==================    ==================
          Net Loss                                   $      (0.03)        $      (0.08)         $      (0.14)         $      (0.29)
                                               ===================   ==================    ==================    ==================
Weighted average number of
  common shares outstanding                            37,627,099           26,850,333            33,830,141            25,070,103
                                               ===================   ==================    ==================    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999

                                               (Unaudited)

                                                                                      Nine Months Ended April 30,
                                                                                     2000                     1999
                                                                               -----------------        -----------------
Cash flows from operating activities:
      Net loss                                                                     $ (4,627,611)            $ (7,220,615)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                                  424,807                  431,623
         Write-off of advances to officers and shareholders                                   -                  136,698
         Stock issued and subscribed as consideration for services                      137,393                   47,879
         Stock issued for convertible debenture interest                                  5,390                        -
         Amortization of prepaid consulting                                             616,066                1,697,167
         Imputed interest for notes payable and capital leases                                -                   42,502
         Imputed interest income on notes receivable                                   (115,047)                       -
         Imputed interest expense on convertible debentures                           1,125,656                  624,121
         Gain on disposal of discontinued operations                                          -                 (230,200)
         Stock options issued to consultants                                            298,035                        -
         Loss on impairment of assets held for sale                                          46                1,200,000
         Loss on investment in joint venture                                                  -                   39,341
         Changes in operating assets and liabilities:
             Accounts receivable                                                         14,486                  (16,608)
             Inventories                                                                (38,236)                 (29,774)
             Other current assets                                                        (7,480)                   8,482
             Accounts payable and accrued liabilities                                   491,408                1,213,801
             Amounts due to related parties                                              37,060                        -
                                                                               -----------------        -----------------
     Net cash used in operating activities                                           (1,638,027)              (2,055,583)
                                                                               -----------------        -----------------

Cash flows from investing activities:
    Other                                                                                     -                     (184)
                                                                               -----------------        -----------------
    Net cash used in investing activities                                                    -                      (184)
                                                                               -----------------        -----------------

Cash flows from financing activities:
    Advances from/to officers/shareholders, net                                         (15,000)                 166,451
    Proceeds from issuance of convertible debentures                                    934,771                1,405,913
    Proceeds from notes payable                                                          30,250                  325,000
    Payments on notes payable                                                           (18,187)                 (11,947)
    Payments on capital lease obligation                                                      -                  (50,000)
    Deposit on sale of discontinued operations                                                -                  201,000
                                                                               -----------------        -----------------
     Net cash provided by financing activities                                          931,834                2,036,417
                                                                               -----------------        -----------------
Net cash flows from discontinued operations                                                   -                    7,235

Net change in cash and cash equivalents                                                (706,193)                 (12,115)

Cash and cash equivalents, beginning of period                                          710,175                   60,563
                                                                               -----------------        -----------------
Cash and cash equivalents, end of period                                            $     3,982              $    48,448
                                                                               =================        =================
Supplemental disclosure of non-cash investing
    and financing activities:

    Conversion of debentures                                                        $ 1,525,000              $         -
                                                                               =================        =================
    Stock issued for deposit on sale of discontined operations                      $         -              $ 1,272,500
                                                                               =================        =================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2000. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

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

         c.       NET LOSS PER SHARE

         Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards ("FAS") No. 128, "EARNINGS PER SHARE." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 472,504 and 69,127 for the nine months ended April 30, 2000 and 1999, respectively.

         d.       RECLASSIFICATIONS

         Certain amounts in the April 30, 1999 consolidated financial statements have been reclassified to conform to current year presentation.

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

         In February 2000, the Company issued $250,000 of 7% convertible debentures, maturing February 18, 2003. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.345 or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of the lower of $0.23 or 72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to exercise of the warrants. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants per FAS 123, the Company has recorded imputed interest of $250,828 included in interest expense in the accompanying Statements of Operations.

         During the nine months ended April 30, 2000, certain debenture holders converted $1,050,000 of the 6% convertible debentures into 5,812,009 shares of common stock of the Company. The conversion price was based on the average of the market price for the five trading days prior to the conversion, discounted 25%, as provided in the debenture agreements. In the same period, certain other debenture holders converted $325,000 of the 7% convertible debentures and $3,673 of debenture interest into 1,441,195 shares of common stock of the Company. The conversion price was based on the average of the lowest three trading prices during the ten trading days prior to the conversion, discounted 27.5%, as provided in the debenture agreements.

         In addition, during January 2000, debenture holders with 3% convertible debentures converted $150,000 into 300,000 shares of common stock of the Company. The conversion price was fixed at $0.50 as provided in the debenture agreements.

4.       TECHNOLOGY RIGHTS

         In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. The Consolidated Statements of Operations include amortization of technology rights of $100,000 and $300,000 for the three and nine month periods ended April 30, 2000 and 1999, respectively.

5.       CAPITAL STOCK

         a.       COMMON STOCK

         During October 1999, the Company entered into a consulting agreement for services. Under the terms of the agreement, the Company issued 100,000 shares of ATG's common stock valued at $31,000 based on the common stock price on the date of the agreement.

         During December 1999, the Company entered into consulting agreements for services. Under the terms of the agreements, the Company issued 224,000 shares of ATG's common stock valued at $53,144 based on the common stock prices on the dates of the agreements.

         During fiscal 1999 and for nine months ended April 30, 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and was amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $25,833 and $847,050 for the three months ended April 30, 2000 and 1999, respectively, and $616,066 and $1,697,167 for the nine months ended April 30, 2000 and 1999, respectively, in the accompanying Consolidated Statements of Operations.

         b.       STOCK SUBSCRIPTIONS

         During the nine months ended April 30, 2000, the Company issued 646,000 shares of common stock valued at $196,820 which amount was included within stock subscriptions as of July 31, 1999 and recorded subscription for services of 365,000 shares valued at $130,750 based on the common stock price on the date of the agreement. During the nine months ended April 30, 2000, the Company issued 100,000 shares of common stock, valued at $46,500, out of the 365,000 subscribed shares referred above. As of April 30, 2000, the Company had not issued 265,000 shares of common stock owed for services, valued at $84,250. This amount has been included within stock subscriptions in the accompanying Consolidated Balance Sheets.

         c.       OPTIONS AND WARRANTS

         During the nine months ended April 30, 2000, the Company recognized $298,035 of expense for stock options issued in prior years as the vesting extended into the nine month period ended April 30, 2000.

6.       ASSETS HELD FOR SALE

         Included in assets held for sale at April 30, 2000 in the accompanying Consolidated Balance Sheets is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property).

         During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mining property to Western Mine Development for a non-interest-bearing note of $2,500,000 payable in installments from January 2002 to January 2008. The accompanying Consolidated Balance Sheets include a note receivable of $1,791,047 net of discount of $708,953 as of April 30, 2000 and

         $1,676,000 net of discount of $824,000 as of July 31, 1999. The amortization of the note discount of $115,047 is included with interest expense in the accompanying Statements of Operations.

7.       RELATED PARTY TRANSACTIONS

         During the nine months ended April 30, 2000, the Company borrowed from an officer a short term loan of $50,000 and made payment of $65,000 due to an officer on a short term borrowing.

8.       SUBSEQUENT EVENTS

         Subsequent to the end of the quarter, in a private transaction in consideration of $272,500 in cash, the Company issued 1,758,334 shares of common stock and warrants to purchase a total of 1,583,334 shares of common stock at an exercise price of $0.25 per share. In addition, a total of 135,828 shares of common stock were issued upon exercise of stock options at exercise prices of $0.19 and $0.195 per share, 1,890,695 shares of common stock were issued upon conversion of $175,000 in principal amount of convertible debentures and 1,929,050 shares of common stock were issued for services.

9.       SEGMENT INFORMATION

         The Company's principal remaining business segment is Technology Products (The Force, among others).

         Financial information about industry segments as of and for the nine months ended April 30, 2000 and 1999, is as follows:

                                                                                 Nine Months Ended April 30,

                                                                                2000                  1999
                                                                         -------------------  -------------------
                 Operating revenues:
                       Technology products                               $   150,351               $   204,360
                       Corporate                                              43,435                   164,454
                       Mining                                                  5,414                    57,932
                                                                         -------------------  -------------------
                       Total operating revenues                          $   199,200               $   426,746
                                                                         ===================  ===================
                 Operating Loss:
                       Technology products, including research
                         and development                                 $   607,500               $ 1,167,461
                        Mining, including impairment                          59,419                 1,317,570
                        Corporate expenses                                 2,833,013                 4,305,850
                                                                         -------------------  --------------------
                        Net operating loss                               $ 3,300,732               $ 6,364,135
                                                                         ===================   ===================
                 Identifiable assets:
                        Technology products                              $   804,160               $ 1,244,363
                        Mining assets held for sale                           70,000                 2,710,845
                        Corporate and other                                2,942,523                 1,243,708
                                                                         -------------------   -------------------
                        Total                                            $ 3,816,683               $ 5,198,916
                                                                         ===================   ===================

          Operating loss is revenues minus operating expenses.

          Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continued its efforts to refocus the Company's activities on its core technologies, along with new product development and commercialization. Management anticipates these efforts will result in significant revenue commencing in the fourth quarter of fiscal 2000, although there can be no assurance to this effect.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 2000 AND 1999

Total operating revenue decreased by $104,000 from $141,200 to $37,200 for the three months ended April 30, 1999 and April 30, 2000, respectively, due to a decrease in technology products of $85,000 and other income of $19,000.

Operating expenses decreased by $1,523,000 from $2,372,900 to $849,900 for the three months ended April 30, 1999 and April 30, 2000, respectively. The decrease was principally due to decreased general and administrative expenses of $1,190,300, marketing and product development expenses of $46,800 and research and development of $67,000. In addition, the three months ended April 30, 1999 included non-recurring expenses of $200,000 related to the impairment of certain mining assets. The decrease in general and administrative expenses was principally the result of a decrease in amortization of prepaid consulting expense of $821,200.

ATG's net loss decreased by $1,025,100 from $2,134,200 to $1,109,100 for the three months ended April 30, 1999 and April 30, 2000, respectively, principally due to decreased operating expenses of $1,523,000, partially offset by a decrease in revenue of $104,000 and an increase in interest expense of $188,100.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
APRIL 30, 2000 AND 1999

Revenue decreased by $227,500 from $426,700 to $199,200 for the nine months ended April 30, 1999 and April 30, 2000, respectively, principally due to a decrease in lease income of $50,000, licensing and other income of $123,500 and technology products of $54,000.

Operating expenses decreased by $3,291,000 from $6,790,900 to $3,499,900 for the nine months ended April 30, 1999 and April 30, 2000, respectively. The decrease was principally due to decreased general and administrative expenses of $1,472,800, marketing and product development expenses of $384,200 and research and development of $175,800. In addition, the nine months ended April 30, 1999 included non-recurring expenses of $1,200,000 related to the impairment of certain mining assets. The decrease in general and administrative expenses was principally the result of a decrease in amortization of prepaid consulting expense of $1,081,100.

Other expenses for the nine months ended April 30, 2000 increased by $442,200 to $1,326,900 from $884,700 for the corresponding period of fiscal 1999 due to an increase in interest expense.

ATG's net loss decreased by $2,593,000 from $7,220,600 to $4,627,600 at April 30, 1999 and April 30, 2000, respectively, principally due to decreased operating expenses of $3,291,000, partially offset by a decrease in revenues of $227,500 and an increase in other expense of $442,200.

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

Total assets decreased by $984,800 from $4,801,500 to $3,816,700 at July 31, 1999 and April 30, 2000, respectively. This decrease was the principal result of a decrease in cash of $706,200 and an increase in accumulated depreciation and amortization of $413,000, offset by an increase in inventory of $38,200 and other current assets of $57,700.

Total liabilities remained the same at about $6,403,000 at July 31, 1999 and April 30, 2000. However, there was an issuance of $1,000,000 principal amount of convertible debentures and an increase in current liabilities of $525,500, offset by the conversion of convertible debentures of $1,525,000.

The Company decreased the cash used in operations by $417,600 from $2,055,600 to $1,638,000 for the nine months ended April 30, 1999 and April 30, 2000, respectively. The principal source of working capital during the nine months ended April 30, 2000 was the issuance of $1,000,000 of principal amount of convertible debentures. During the comparable period in 1999, the principal source of working capital was the issuance of $1,600,000 of principal amount of convertible debentures, deposit of $200,000 on the sale of ATG Media, Inc. and loans from related parties of $325,000.

In May 2000, the Company received $272,500 from the sale of stock and warrants in a private transaction. Additional cash requirements for the remainder of the fiscal year, in the absence of sales revenue, may be satisfied by the calling of warrants issued in May, 2000. Further, the Company has entered into a letter of intent for a $12 million equity line of credit.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) During February 2000, the Company sold $250,000 principal amount of 7% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.345 or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. In addition, the investors each received warrants to purchase 250,000 shares of common stock at the lower of $0.23 or the average of the lowest three trading prices during the ten trading day period prior to conversion. A finder also received a warrant to purchase 50,000 shares of common stock on the same term.

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

                        AMERICAN TECHNOLOGIES GROUP, INC.

                            By: /s/ LAWRENCE J. BRADY
                                ---------------------
                                Lawrence J. Brady
                                Chairman of the Board and
                                Chief Executive Officer

                            Date: June 14, 2000

                            By: /s/ YAN LIN
                                -----------
                                Yan Lin
                                Acting Chief Financial Officer

                            Date: June 14, 2000