Form 10KSB
period 2000-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2000-11-01
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000

        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                  Common Stock
                                (Title of Class)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for its most recent fiscal year were $337,330. As of October 20, 2000, the registrant had 49,199,778 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $7,257,778 computed by reference to the average of the low bid and high ask prices on October 20, 2000.

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

                                     PART I

Item 1. Description of Business

GENERAL

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. Catalyst Technology, 2. Water Purification, and 3. High Energy Particle Technologies. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company's proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller which is expected to reach the market during the first half of calendar year 2001. The high energy particle technologies are still in the relatively early stages of development, and commercial applications are not expected to be developed for several years, if at all.

The Company's efforts with its proprietary catalyst technology have yielded commercial applications including The Force(R) airborne combustion enhancers, fuel additives including a liquid aftermarket additive, a liquid bulk fuel additive and a two stroke engine additive, catalyst for gas turbines and diesel power generating plants, Screen Magic and household cleaning and personal care products; however, there can be no assurance that these products will be commercially successful. When used on monitors, TV screens and other surfaces, Screen Magic cleans the surface and prevents the buildup of static electricity for extended periods, thus preventing dust from collecting on the surface. In the water purification area, the Company's low temperature vacuum distillation system is undergoing tooling design for a home use version with introduction to the market place anticipated to be during the first half of calendar year 2001.

     The third core technology relates to the use of novel methods and apparatus for causing particles such as atoms and nuclei to engage in known useful reactions such as nuclear fusion. One such method employs a high energy particle beam. This beam functions in much the same way as the common laser. The important difference is that the high energy particle beam is composed of particles rather than light. By accelerating the beam, extremely high energy levels are possible. The high energy particle beam technology is still in the relatively early stages of development. Another more recently devised method uses lasers to explode microdroplets into plasma clouds that collide at high energies and result in fusion. This method also is in the early stage of development and its commercial efficacy may be dependent upon the enhancement of existing laser technologies. There can be no assurance that these particle technologies will ever be commercially viable.

Business Strategy

ATG's focus has been redirected almost fully from research and development to the marketing and sale of products. Although research and development will always be a portion of ATG's strategy, the Board of Directors and management have determined that the promotion and sale of products is where the main focus of the Company's attention and effort should be aimed. The promotional strategy of the Company is product-directed. Certain of the products are being promoted though traditional media channels while others are being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of the Company.

CORE TECHNOLOGIES

CATALYST Technology

After more than six years of self-funded research utilizing ATG's own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, ATG's scientists have developed new commercial and industrial products from the Company's proprietary catalyst.

The Company's catalyst results from a proprietary process which produces what are believed to be water solutions containing water clusters that are stable at high temperature. ATG can produce different kinds of water solutions for different applications.

Independent researchers observe these water clusters by different standard research tools including:

     o    Laser autocorrelation

     o    Electron microscope

     o    Atomic force microscope

     o    UV spectroscopy

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

ATG continues to identify catalyst variants and define potential commercial applications, as well as perform its own tests on commercial applications of the technology. Potential customers also conduct independent tests on the products. Current projects cover commercial applications in numerous fields. For example, in the combustion enhancement field, independent test are on going on the use the Company's catalyst as a bulk fuel additive in gasoline and diesel fuels, in power generation using gas turbines, a facilitator of de-coking and the production of carbon monoxide, and in diesel power generating plants. Another application includes use in the printing industry.

Dr. Selim Senkan, Chairman of the UCLA Department of Chemical Engineering, studied the effects of certain catalyst solutions on carbon reduction in internal combustion engines. His efforts identified an application of the catalyst solution as a fuel additive for carbon reduction. It is believed that the catalyst is particularly effective in hydrocarbon applications.

In some of these areas, substantial validation and testing is still required to develop marketable products; in others, the products are ready for sale. In the bulk fuel market, large potential users generally require testing on their own prior to making any decisions concerning wide-scale adoption of the catalysts. It is ATG's present marketing strategy to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that the catalyst technology will perform in a commercially viable manner in all of the applications discussed and even if such applications are commercialized, that they will be accepted in the marketplace.

Automotive Combustion Air Enhancement Products

The Force is an innovative automotive aftermarket product that utilizes the Company's catalyst technology. By the delivery of a combustion enhancer through the airstream into an engine, independent tests indicate that The Force produces a more complete combustion of the fuel within the engine. The Force combines the Company's proprietary combustion enhancer with its patented delivery system and is placed adjacent to the engine's air filter. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it enhances fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

Several studies have shown that The Force produces a more complete combustion of gasoline in cars. The studies were not side by side comparisons with other products. The most recent study was completed in October, 2000. This study was conducted by Automotive Testing and Development Services, Inc., a CARB approved independent laboratory for after market parts exemption testing. Automotive Testing and Development Services has consistently ranked among the very top independent test laboratories in the annual California Air Resource Board ("CARB") sponsored round-robin correlation test.

Automotive Testing and Development Services conducted a FTP-75 (Federal Test Protocol) test on a medium duty diesel truck using a reformulated and improved version of The Force. The tests were also conducted in strict accordance with the provisions of 40 CFR 86 and California Title 13. The test resulted in material reduction in total hydrocarbons, NOx, and CO and a significant improvement in fuel efficiency, that is, an increase in miles per gallon.

Earlier studies include emission tests by the German laboratory DEKRA in July, 1993; laboratory tests by the Czech Republic in September, 1994; the Federal Test on Emissions conducted by California Analytical Labs in Orange, California in August, 1997; emission tests by a government of Japan facility, the Japanese Automotive Transport Association in 1997; and emission, power and fuel consumption tests conducted by Bob Sikorsky in 1996.

Mr. Sikorsky is a well known author and syndicated New York Times newspaper columnist. Mr. Sikorsky is an expert in the field of automotive maintenance and repair. He has written eight books on the subject of cars and automotive maintenance. His book Drive It Forever is currently in its 16th printing. In the book Mr. Sikorsky states "I've personally found this catalyst to be a great product that really works."

In addition, certain tests conducted by Dr. Senkan, an internationally recognized expert on combustion chemistry, indicate that The Force produces a more complete burning of fuel. Dr. Senkan conducted combustion experiments using methane as a prototype fuel. The tests revealed that combustion of methane can be significantly increased, by as much as 50% in some cases, in the presence of the combustion enhancer contained in The Force when compared to similar conditions in the absence of the combustion enhancer. Scientific studies on the combustion enhancer are continuing.

The Company principally uses third parties to manufacture The Force. The raw materials utilized to manufacture The Force are readily available from numerous suppliers.

Marketing

Because of the high cost of gasoline in Europe and Asia, these areas are excellent markets for The Force. Significant inroads are expected in these markets during the next 12 months. Domestically, a full one-half hour infomercial is currently in production. This infomercial will air in selected test markets in late 2000 and will go into wide-spread broadcast during the first quarter of 2001 including selected international markets. Additionally, the Company is developing a national network of professional manufacturers' representatives to take advantage of that awareness and to insure that The Force is found on retail shelves nationwide.

Competition

There are a substantial number of different after market combustion enhancement products on the market, particularly liquid fuel additives. The Company is not aware of any other airborne combustion enhancer similar to The Force. When the Company introduces its liquid fuel additive it will face substantial competition from numerous products and companies with significantly greater financial and other resources. ATG's products are water based and environmentally benign.

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

Regulation

The sale of aftermarket automobile devices is subject to regulation by CARB and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. By this order, CARB does not confirm the effectiveness of The Force. As CARB's requirements are among the most stringent in the nation, CARB's Executive Order number is normally accepted in all states. The Company spent approximately $25,000 in connection with obtaining CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. The Company does not anticipate any negative effects from compliance with current or future EPA or State regulations.

Catalyst Additives for Hydrocarbon Fuels

ATG has developed a proprietary catalyst/enhancer which has diverse applications in enhancing combustion of hydrocarbon fuels of all types. It is also compatible with many existing chemical processes without requiring retrofit or modification to current plant equipment. Further, because it is water-based, it is environmentally friendly and has appeal to many manufacturers as an alternative to the harsh chemicals currently in use.

The catalyst, as a liquid fuel additive for bulk fuels, is being aggressively marketed worldwide. Substantial testing and validation have taken place to establish that the catalyst reduces carbon and harmful emissions in the combustion process and increases fuel economy. Most recently, the Company completed an eleven month test of the catalyst in a power generating station in The Peoples' Republic of China. The success of this test resulted in ATG signing an exclusive distribution agreement with the China National Water Resources and Electric Power Materials and Equipment Co., Ltd. (China's second largest company) to distribute the catalyst in power stations throughout that country. Additionally, AMES Testing at USC Medical Center has shown that the product is non-carcinogenic or mutagenic, a significant validation for use of the product in bulk fuels in lieu of dangerous oxygenates such as MTBE (which is being outlawed in many states).

Although the Company has agreements for the sale of its catalyst products, no assurance can be given that sales will result from these agreements.

Regulation

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of 40CFR79 "Fuels and Alcohol Registration." All manufacturers of additives for motor vehicle fuels must register the additive by filing EPA Form 3520-16 before commercial sale of the additive. ATG has registered its F420 gasoline fuel additive with the EPA. The Company does not anticipate any negative effects from compliance with current or future EPA or state environmental regulations. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by certain small business provisions. The Company does not anticipate that its fuel additive will be subject to this testing, however the F420 additive was subjected to AMES testing at the University of Southern California Medical Center which confirmed that the additive does not cause cell mutation and is not carcinogenic.

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

Household Cleaning and Personal Care Products and Other Applications

As a component of personal care and household products, one of ATG's catalysts is particularly effective in the enhancement of detergency and enzyme activity. The Company's cosmetic products all contain 51% cold pressed aloe gel, known for is favorable enzymatic activity. The home care products take advantage of the detergency-enhancing characteristics of the catalyst. Consumer acceptance has been good for these environmentally safe, biodegradable products.

To date, these products have not been aggressively marketed by the Company. ATG had entered into a joint marketing venture for certain personal care and household products. The party responsible for developing the distribution network was unsuccessful and the venture failed. At the present time, the Company is focusing its limited resources on marketing other products, although it is exploring alternative distribution channels for these products and an introductory order for certain of these products was recently received from a customer in Japan.

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

After delays due to limited funding and the need to modify the prototype prior to completion of final tooling design, units are expected to be available for sale during the second calendar quarter of 2001. After introduction of the first model, a countertop household unit, it is planned that an upgraded unit of greater capacity and more features will be introduced to expand the market to commercial users of distilled water.

ATG is discussing the domestic marketing of the distiller with various companies including several larger direct marketing firms which specialize in household water purification equipment as well as with two firms which specialize in televised advertising presentations for new products, however there can be no assurance that the Company will enter into any marketing agreements. Marketing mediums will be selected so as to obtain maximum exposure for the product to consumers.

PARTICLE TECHNOLOGY PROJECTS

The Company has developed technologies that use particles such as atoms and nuclei in beams or in lasered microcluster arrangements to cause reactions. These reactions result in the transformation of matter or the release of energy and useful particles such as neutrons. Potential applications include the transmutation of nuclear waste to make it harmless and the generation of energy.

The particle beam project proposes to produce a beam of heavy particles known as Bose-Einstein condensates. As a beam of particles, it functions in much the same way as the common laser. The important difference is that it is composed of heavy particles rather than light. By accelerating the beam, extremely high energies are possible, and the beam could potentially have much more punching power than today's strongest laser. The Company has coined the term "BASER" to refer to particle beam technology some of which technology has been licensed from a third party.

According to particle beam theories, an extremely cold beam of molecules or atoms may be able to cause reactions, such as fusion, between atoms and their nuclei and the release of energy and other particles such as neutrons. One potential application for the particle beam technology is in the transmutation of nuclear waste to render it harmless. Neutrons from fusion of light nuclides induced by use of particle beams may be used to transmute radioactive waste nuclides, such as the fission fragments left in spent nuclear reactor cores, into shorter-lived nuclides that quickly decay to become harmless. There can be no assurance that the high energy particle beam technology will ever be commercially viable in this or any application.

The Company has more recently developed a separate and wholly-owned particle technology employing a novel technique in which clusters of microdroplets made of a substance having light nuclei are safely exploded into colliding plasma clouds and thereby cause nuclear fusion. This technology therefore may be used to render nuclear waste harmless by using the neutrons generated by such fusion reactions. Recent advances in this field by other researchers have verified this approach for neutron production. However, the economic viability of this application may be dependent upon the enhancement of existing laser technologies. There can be no assurance either that such developments will be achieved or that the colliding plasma technology will ever be commercially viable in this or any application.

A detailed proposal has been submitted to the U.S. Department of Energy to undertake a pilot project for the production of quantities of neutrons using the colliding plasma technology. While the official response to the Company's somewhat revolutionary proposal did not result in funding, unofficially the Company was applauded and encouraged to continue with its present efforts. Consequently, discussions have continued at the highest levels of the DOE on a favorable basis, although to date there has been no assurance that funding will be provided for the project. The Company is also exploring joint venture opportunities for development of the colliding plasma technology with a number of entities.

The second potential application of ATG's particle technologies is the production of steam for powering turbines and generators to create electrical power. This utility application is a tremendous opportunity to safely start and stop fusion operations without the attendant safety hazard of existing technologies. ATG's particle technologies are envisioned to compete in this area directly with fossil fuel consuming and nuclear fission-powered electrical generating plants. ATG envisions this application to be ultimately the most beneficial financially to the firm.

No evidence exists to substantiate these potential applications of particle technologies or that the particle technologies will achieve experimental validity. No assurance can be given that the Company will develop the particle technologies or that if developed, they will have any of the above stated capabilities or any commercial applications at all; however, the Company intends to expend funds to continue its research in this area. The development of these technologies are likely to require a minimum of three to five years and expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Presently, the Company is not devoting significant management, scientific or financial resources on these technologies. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that these technologies can or will ever be successfully developed, or if developed, be commercially viable.

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

The Company has applied for a number of patents covering its particle, vacuum distiller and catalyst technologies. The status of the Company's patent activities is as follows:

     o    Particle Technology Patents

     The Company has been granted 7 U.S. patents and 9 foreign patents on particle technologies. Additionally, there are 3 U.S. and 6 foreign patent applications pending.

     o    Catalyst Technology

     The Company has been granted 1 U.S. patent on the catalyst technology and 7 U.S. patent applications are in various stages of prosecution. Foreign patent applications to protect this technology are also in progress. We are examining whether protecting this technology as a trade secret may be more appropriate than through patents and therefore we are not presently pursuing additional patents on this technology.

     o    Vacuum Distiller

     The Company has been granted 1 U.S. patent on the vacuum distiller technology and there are 2 U.S. patent applications pending. Foreign applications to protect the technology are also in process.

All of the Company's products currently offered for sale are protected by patents, patent applications or are maintained as trade secrets in the U.S. There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT

The Company has  incurred  approximately  $599,812  and $665,377 in research and
development   expenses   during  the  years   ended  July  31,  2000  and  1999,
respectively.

ATG's  research  staff   continues  to  actively   pursue   development  of  new
applications of ATG's three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES

The Company has twelve full-time employees and one part-time employee employed by a subsidiary. None of the Company's employees is subject to a collective bargaining agreement nor has the Company experienced any work stoppages. The Company believes that its employee relations are good.

Item 2. Description of Property.

In August, 2000, the Company completed the sale of 1009, 1013 and 1017 South Mountain Avenue, Monrovia, CA for an aggregate sale price of $1,300,000. The Company has leased from the purchaser 1017 South Mountain Ave. which consists of approximately 16,140 square feet of executive offices, research and development, manufacturing and warehouse space at $9,222 per month.

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

            PERIOD                                 HIGH BID            LOW BID
            ------                                 --------            -------

August 1, 1998 - October 31, 1998                   $1.47               $0.38

November 1, 1998 - January 31, 1999                 $0.86               $0.55

February 1, 1999 - April 30, 1999                   $0.80               $0.27

May 1, 1999 - July 31, 1999                         $0.88               $0.23

August 1, 1999 - October 31, 1999                   $0.48               $0.22

November 1, 1999 - January 31, 2000                 $0.91               $0.20

February 1, 2000 - April 30, 2000                   $0.63               $0.20

May 1, 2000 - July 31, 2000                         $0.28               $0.13


Holders.

The Company has only one class of common equity, the Common Stock. As of October 20, 2000, there were 1,043 record holders of the Common Stock.

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

Recent Sales of Unregistered Securities.

In June, 2000, the Company issued 50,000 shares of Common Stock to each of Alan Brooks, Larry Pressler, William Odom, Larry Schad and Charles McCarthy as partial compensation for services as a Director of the Company in 2000. The foregoing stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. No underwriter was utilized in the offerings and no commissions were paid.

Item 6. Management's Discussion and Analysis.


                                                                 Year Ended July 31
Balance Sheet:                                                2000               1999

Assets                                                     $3,327,328         $4,801,452
Liabilities                                                $6,293,085         $6,402,721
Stockholders' (Deficit) Equity                            $(2,965,757)       $(1,601,269)

Results of Operations:

Revenue
Technology Products and Licensing                            $258,759           $307,583
Other                                                          78,571            198,311
             Total Revenue                                    337,330            505,894

Operating Expenses
Technology Products                                           437,200           $878,343
Research and Development                                      599,812            665,377
Mining                                                         74,184          1,495,497
Corporate                                                   3,952,392          6,180,979
            Total Expenses                                  5,063,587          9,220,196

Operating Loss                                             (4,726,257)        (8,714,302)

Other Expense, Net                                         (2,048,168)        (2,117,491)
Net Loss Before Discontinued Operations                    (6,774,425)       (10,831,793)
Discontinued Operations                                          --               28,257
Extraordinary Item - Gain on Extinguishment of Debt            55,194               --
                                                         ------------       ------------

Net Loss Attributable to Common Stockholders               (6,719,231)      $(10,803,536)
                                                         ============       ============

Net Loss Per Common Share
      Continuing Operations                                    ($0.19)            ($0.42)
                                                         ============       ============
Weighted average number of common shares
      outstanding                                          35,929,108         25,670,304
                                                         ============       ============


Total revenue decreased by $168,600 from $505,900 in fiscal 1999 to $337,300 in fiscal 2000 due to decreases in sales of technology products of $48,800, lease income of $50,000 and other income of $69,800. The marketing and promotion plan for The Force has been more difficult and taken significantly longer to implement than anticipated by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Also, bus and truck fleet operators and other potential customers have been reluctant to try the product without testing by a laboratory of their choice. However, management believes breakthroughs will be made in the near future and the Company will see greater revenue from technology products during fiscal 2001, although there can be no assurance to this effect. To facilitate sales of The Force, the Company has hired In-Finn-Ity Direct to produce an infomercial on The Force. The infomercial is nearing completion and test airing is anticipated to begin in late November, 2000. The infomercial is targeted to the niche NASCAR(R)/SpeedVision(R) consumers with anticipated influence on truck and fleet operators. The Company has an agreement with a manufacturer's representative agency to promote The Force in certain states to its retail customers. This retail distribution plan is to be coordinated with the release and airing of the infomercial.

The Company also has agreements for the distribution of The Force and other combustion enhancing products to the rail, bus, trucking, shipping and asphalt paving industries. These agreements will be supported by the infomercial, and are anticipated to begin to yield measurable sales prior to the end of calendar year 2000.

Pursuant to the Board of Director's strategic plan of focusing on core technologies, the Company has disposed of certain non-core businesses - publishing and gold mining. As a result of these activities and in accordance with Statement of Financial Accounting Standards ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount, the Company incurred an expense of $1,338,600 during fiscal 1999 as a loss based upon the estimated realizable value of its mining properties.

Operating loss from continuing operations before tax effects decreased by $4,057,400 from $10,831,800 in fiscal 1999 to $6,774,400 in fiscal 2000. The decrease in operating loss is principally attributable to a decrease in general and administrative expenses of $2,228,600 and elimination of loss of impairment of assets held for sale of $1,338,600. In addition, marketing and product expenses declined by $441,100 and interest expense declined by $30,000. The decrease in general and administrative expense is principally the result of a decrease in the amortization of prepaid non-cash (Common Stock) payments to certain consultants in connection with the restructuring efforts of the Company. These payments had been made to conserve cash. Cash used in operations declined by $806,900 from fiscal 1999 to fiscal 2000. The use of non-cash consideration for certain services conserves cash; however, the payee requires higher payment due to the risk associated with receiving common stock instead of payment in cash. Management believes that had cash been available to pay for all services, the operating loss would have been less.

General and administrative expenses includes $609,300 and $585,300 in option expense for fiscal 2000 and 1999, respectively, in accordance with FASB No. 123. FASB No. 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value based method for non-employees and encourages this method for employees. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25 for its employee stock options and will not recognize compensation cost for options issued to employees. However, in accordance with FASB No. 123, pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted for employee stock options has been included in the footnotes to the consolidated financial statements. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of option exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

Interest expense declined by $30,000 from $2,078,200 in fiscal 1999 to $2,048,200 in fiscal 2000. The interest expense primarily consists of the discount from the market value of the Common Stock to be received upon conversion of the debt instruments and fair value of warrants per FASB 123 aggregating $1,638,300 in fiscal 2000 and $1,334,200 in fiscal 1999.

The Company's cash used in operations decreased by $806,900 from $2,858,000 in fiscal 1999 to $2,051,100 in fiscal 2000. In fiscal 1999, the primary sources of working capital were the net proceeds from the issuance of convertible debt of $2,750,000, proceeds from short term loans and officer/stockholder advances aggregating $430,300 and an increase in accounts payable and accrued liabilities of $596,100. In fiscal 2000, the primary sources of working capital were net proceeds from the issuance of convertible debt of $934,800 and net proceeds from the issuance of stock and stock subscriptions of $390,500.

At July 31, 2000, current assets were $287,500, $675,100 less than the $962,600 in current assets at July 31, 1999, due primarily to a decreases in cash and cash equivalents of $706,200 partially offset by an increase in accounts receivable of $34,500.

Subsequent to 2000 fiscal year-end, the Company issued $500,000 in convertible debentures and received $253,400 upon the exercise of certain warrants. In addition, the Company received $121,800 in net cash proceeds from the sale of the office and warehouse facilities it owned for $1,300,000. The remaining proceeds from the sale, after payment of the costs of sale, were paid to the mortgagor ($975,100) and certain other debt holders ($107,600) whose interests were secured by the property.

The availability of up to $16.5 million from two financing sources during the first half of fiscal 2001 is expected to relieve the Company of its continuing financial constraints and enable the Company expand its marketing efforts.

Going Concern

The Company's independent public accountants have stated in their report included in this Form 10-KSB that the Company has incurred operating losses in the last two years, has a working capital deficit and significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Item 7. Financial Statements.

The financial statements of the Company, including the notes thereto and reports of the independent auditors thereon, are attached hereby as exhibits following page number 27.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                 Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Directors and Executive Officers of the Company as of July 31, 2000 are listed below, together with brief accounts of their business experience and certain other information.

Name                     Age         Present Office or Position         Year First Elected Director
----                     ---         --------------------------         ---------------------------

Lawrence J. Brady        61           Chairman of the Board of                     1997
                                 Directors, Chief Executive Officer

William Odom             68                   Director                             1997

Charles McCarthy         62                   Director                             1998

Alan Brooks              52                   Director                             1999

Lawrence Pressler        58                   Director                             1999

Lawrence Schad           55                   Director                             1999


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

William Odom: is Director of National Security Studies for the Hudson Institute and an adjunct professor at Yale University. As Director of the National Security Agency from 1985 to 1988 he was responsible for signal intelligence and communications security for the United States. He has many other senior national security positions in the military and the executive branch of the United States government, including in the Carter White House. Mr. Odom also serves as Chairman of the Board of American Science and Engineering, Inc. and as a director of V-ONE Corporation.

Charles McCarthy: is a graduate of Georgetown University Law Center, where he qualified for membership on its law journal. Presently, he is Counsel to the law firm of O'Conner & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm. Previously, he served as trial attorney for the Securities and Exchange Commission in the Division of Enforcement and as Blue Sky Commissioner for the District of Columbia. Mr. McCarthy recently completed a four year term as General Counsel to the National Association of Corporate Directors and was Director of the National Blue Ribbon Commission on the proposed proxy reform and their impact on executive compensation in the United States. Mr. McCarthy also serves as a director of Avitar Technologies, Inc. and a number of privately held companies.

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

Directors are elected annually at the Company's annual meeting of shareholders. The term of each person currently serving as a director will continue until the Company's next annual meeting or until a successor is duly elected and qualified. Messrs. Schad, McCarthy and General Odom serve on the Company's Audit Committee.

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board, except to the extent that provisions of employment agreements may govern.

Section 16(b) Beneficial Ownership Compliance

Based upon the Company's review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, Mr. Schad failed to timely file one Form 3 and two Form 4s.

Advisory Board:

The Company no longer maintains a formal Advisory Board. However, prior Advisory Board members are still available for consultation by the Company if necessary.

Item 10. Executive compensation.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's executive officers during the fiscal years ended July 31, 1998, 1999, and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                                                  Compensation
                                                                  ------------
  Name & Principal Position          Year      Annual Salary      Stock Options
  -------------------------          ----      -------------      -------------

Lawrence Brady                       2000        $180,000              --
   Chairman of the Board and
   Chief Executive Officer           1999         273,100(1)        500,000(2)

                                     1998         181,712           500,000(3)

Shui-Yin Lo                          2000        $115,605(4)           --
   Director of Research &
   Development and a Director        1999         187,690(5)           --

                                     1998         163,882           250,000(6)
                                                                     45,000(6)

Jim Nicastro                         2000        $113,317(4)           --
   Vice President
                                     1999         153,337              --

                                     1998         161,632           250,000(6)
                                                                     40,000(6)

John M. Dab                          2000        $154,000              --
   General Counsel and
   Secretary                         1999         156,614(7)        160,000(8)

                                     1998         157,283              --


----------
(1)  Includes $93,100 in forgiveness of indebtedness.

(2) The exercise price of 400,000 of these options is $0.75 per share, the estimated fair market value on the date of grant. In fiscal 2000 the exercise price of 100,000 of these options was reduced from $0.75 to $0.25 per share, which amount is no greater than the estimated fair market value on the date of repricing. Three quarter of these options have vested and one quarter of the options vest on January 1, 2001.

(3) The exercise price of these options is $0.75 per share, the estimated fair market value on the date of repricing. The options vest at the rate of 25% per year commencing January, 1998.

(4) Includes cash paid in lieu of vacation upon separation from the Company during fiscal 2000.

(5)  Includes $27,923 in forgiveness of indebtedness.

(6) These options have expired without exercise as a result of separation from the Company during fiscal 2000.

(7)  Includes $2,500 in forgiveness of indebtedness.

(8) The exercise price of 100,000 of these options is $0.75 per share, the estimated fair market value on the date of grant. In fiscal 2000 the exercise price of 60,000 of these options was reduced from $0.75 to $0.25 per share, which amount is no greater than the estimated fair market value on the date of repricing. Three quarter of these options have vested and one quarter of the options vest on January 1, 2001.

                         OPTIONS GRANTED IN FISCAL 2000

No stock options were granted to employees during fiscal 2000, however options outstanding under the Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan were repriced from $0.75 to $0.25 per share in order to maintain the incentive to employees.. The following table presents information regarding the repricing of options held be certain executives.


                        Number of         Percent of Total
                        Securities            Repriced
                        Underlying          Options Held
                         Repriced           by Employees
      Name            Options Granted      in Fiscal 2000     Exercise Price      Expiration Date
      ----            ---------------      --------------     --------------      ---------------

Lawrence J. Brady         100,000                15.2             $0.25          December 31, 2007

   Shui-Yin Lo               --                  --                --                         --

   Jim Nicastro              --                  --                --                         --

     John Dab             160,000                24.4             $0.25          December 31, 2007


                         OPTION VALUES AT JULY 31, 2000


                        Number of Securities Underlying           Value of in-the-money Options
                           Options at July 31, 2000                     at July 31, 2000
                           ------------------------                     ----------------
      Name             Exercisable         Unexercisable         Exercisable        Unexercisable
      ----             -----------         -------------         -----------        -------------

Lawrence J. Brady         875,000             250,000                $0                  $0

   Shui-Yin Lo          1,062,500*                  0                 0                   0

   Jim Nicastro                 0                   0                 0                   0

   John M. Dab            250,000             100,000                 0                   0


----------
* Includes 450,000 options grant to Dr. Lo in connection with the sale to the Company of certain technology rights.

Effective January 1, 1999, the Company entered into one year employment agreements with Messrs. Brady, Dab and Nicastro and Dr. Lo at annual salaries of $180,000, $155,000, $155,500 and $160,000, respectively. As additional compensation, Messrs. Brady, Dab and Nicastro and Dr. Lo were granted options to purchase 400,000, 100,000, 150,000 and 150,000 shares of Common Stock, respectively, at $0.75 per share under their employment agreements. The options vest one-half on January 1, 1999, and one quarter on each of January 1, 2000 and 2001. Each agreement automatically renews for consecutive a one year terms if not terminated within 60 days of the end of a term. During fiscal 2000, Dr. Lo and Mr. Nicastro separated from the Company.

Each employment agreement provides for early termination by the Company for "cause," which includes final conviction of the employee of a felony involving willful conduct materially detrimental to the Company or the final adjudication of the employee in a civil proceeding for acts or omissions to act involving willful conduct detrimental to the Company. In addition, each agreement provides for the payment of three months salary if the employee terminates his employment in connection with a Change of Control as defined in the agreement or one year's salary in the event the Company terminates the employee during the period commencing 90 days before and ending 180 days after the Change of Control.
Change of Control is defined as an event or series of events that would be required to be described as a change in control of the Company in a proxy or information statement distributed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated hereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

     Directors of the Company who are employees do not receive compensation for serving as such; non-employee Directors receive $7,500 and an option to purchase 25,000 shares of Common Stock at the fair market value on the day of appointment (or anniversary thereof) per year which vest at the rate of 2,000 shares per month with 3,000 shares vesting in the twelfth month. In lieu of the $7,500 cash payment for calendar 1999, each of the non-employee Directors was given 50,000 shares of common stock valued at $0.12 per share. For calendar 2000, each ofthe non-employee Directors was paid by issuance of 150,000 shares of common stock at an average price per share of approximately $0.18 per Director. All Directors hold office until the next annual meeting of the shareholders or until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors.

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

Stock Option Plans

     The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 20, 2000, 2,221,500 shares of Common Stock were reserved for issuance upon exercise of stock options granted under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

As of July 31, 2000, Incentive Stock Options covering 391,500 shares exercisable at $0.25 per share and Non-Statutory Stock Options covering 265,000 shares exercisable at $0.75 per share and 265,000 shares exercisable at $0.25 per share have been granted and not canceled or exercised. As of October 20, 2000, Options covering an additional 2,698,448 shares may be issued under the Option Plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 20, 2000 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:


Name and Address                 Amount and Nature of Beneficial Ownership (1)      Percent of Class
----------------                 ---------------------------------------------      ----------------

Gaines P. Campbell, Jr                         7,006,034(2)                                12.5
1341 Birmingham Highway
Chattanooga, TN 37419

Lawrence J. Brady (3)                          1,393,000(4)                                 2.8

Charles McCarthy (3)                             280,000(5)                                   *

William Odom (3)                                 257,500(6)                                   *

Alan Brooks (3)                                  225,000(7)                                   *

Lawrence Pressler (3)                            225,000(7)                                   *

Lawrence Schad (3)                             2,000,400(8)                                 4.0

John M. Dab (3)                                  364,500(9)                                   *

All officers and                               4,380,900                                    8.6
directors as a group
(6 people) (4) (5) (6) (7) (8)

----------
*    Less than 1 percent.

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2)  These shares are issuable upon exercise of options or warrants.

(3) The address of each of these persons is c/o ATG, 1017 South Mountain Avenue., Monrovia, CA 91016.

(4)  Includes 1,375,000 shares issuable upon exercise of options.

(5)  Includes 80,000 shares issuable upon exercise of options

(6)  Includes 57,500 shares issuable upon exercise of options

(7)  Includes 25,000 shares issuable upon exercise of options.

(8) Includes 115,300 shares held by Mr. Schad's children under the Uniform Gift to Minors Act, 183,000 shares held by a trust for which Mr. Schad serves as a trustee with no beneficial interest and 25,000 shares issuable upon exercise of options. Also includes 309,000 shares held by Mr. Schad's wife and 250,000 shares issuable upon exercise of a warrant also held by Mr. Schad's wife.

(9) Includes 4,500 shares of Common Stock held of record by Mr. Dab's children under the Uniform Gift to Minors Act and 350,000 shares issuable upon exercise of options.

Item 12. Certain Relationships and Related Transactions.

Particle Technology Agreements

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

The licensor of the BASER technology which the Company has sublicensed from NWEC is Apricot which is 50% owned by Dr. Shui-Yin Lo, a former director of the Company.

On July 22, 1994, the Company entered into a Technology Acquisition Agreement with Shui-Yin Lo, the Company's former Director of Research and Development and a former member of the Board of Directors. For $150,000, the Company acquired an option to acquire a 50% interest in Apricot or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights. The exercise price for the option is 10,000 shares of Common Stock. The option expires one year after Lo's delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company's purchase of the Invention, as defined below, the exercise price will include such shares. Under the Technology Acquisition Agreement the Company also acquired from Shui-Yin Lo exclusive right, title and interest to the invention (the "Invention") entitled "Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons" for which application for Letters Patent of the United States was filed on December 2, 1991. The consideration for the Invention is an option to acquire 450,000 shares of Common Stock at $3.00 per share, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG will (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG's net profit from the exploitation of the Invention. If Dr. Lo receives the

1,700,000 shares of Series A Stock as part of the exercise price for the BASER rights, then Dr. Lo will not receive such shares if the Invention is commercialized in accordance with the foregoing criteria.

The foregoing agreements regarding the BASER do not cover an invention of the Company embodied in certain patent applications regarding non-coherent particle beams.

Certain officers of the Company are employed pursuant to written employment agreements the principal terms of which are described under "Item 10 Executive Compensation."

Advances to Mr. Brady, Dr. Lo and Mr. Dab totaling $123,523 were forgiven in January, 1999.

     The Company is indebted to Michael Kobrin, Vice President of Strategic Planning and Development, in the amount of $220,000. This loan is secured by the personal property of the Company and a junior interest in the Company's office buildings in Monrovia, California. In connection with this indebtedness, Mr. Kobrin was granted options to purchase a total of 300,000 shares of Common Stock at exercise prices between $0.12 and $0.40 per share.

     Mr. Brooks is a principal and officer of two firms which provided consulting services to the Company. In fiscal 1999, prior to Mr. Brooks becoming a director of the Company, these firms were issued 3,000,000 shares of Common Stock valued at $2,161,250 for the consulting services.

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

4.7            Secured Convertible Debenture issued to Gaines P. Campbell, Jr. (4)

4.8            Form of Secured Redeemable Convertible Debenture issued to Gaines P. Campbell, Jr. (4)

4.9            Subscription Agreement dated July 22, 1999 by and between the Company and Gaines P. Campbell, Jr. (4)

10.1           1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (1)

10.2           Clean Air Pac Agreement effective November 1, 1992, By and Between the Company, Rod Quinn, Loren Zanier, Robert
               Carroll and David Gann (1)

10.3           License Agreement dated as of March 1, 1994 by and between the Company and B.W.N. Nuclear Waste Elimination
               Corporation (3)

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

10.5           Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (5)

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7 Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.8           Agreement dated June 23, 1998 between the Registrant and
               John R. Collins regarding ATG Media, Inc. (6)


10.9           Form of Executive Employment Agreement effective January 1, 1999. (7)

21             List of Subsidiaries of the Registrant.

23             Consent of Corbin & Wertz.

27             Financial Data Schedule

----------

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

(3) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(7) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 15, 1999.


(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN TECHNOLOGIES GROUP, INC.

                                        By:  /s/ Lawrence J. Brady
                                             --------------------------------
                                             Lawrence J. Brady
                                             Chairman of the Board and
                                             Chief Executive Officer

                                        Date: October 27, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Lawrence J. Brady           Chairman of the Board,                October 27, 2000
 ---------------------           Chief Executive Officer
  Lawrence J. Brady

      /s/ Yan Lin            Acting Chief Financial Officer            October 27, 2000
 ---------------------       Acting Chief Accounting Officer
        Yan Lin


   /s/ William Odom                     Director                       October 27, 2000
 ---------------------
     William Odom

 /s/ Lawrence Pressler                  Director                       October 27, 2000
 ---------------------
   Lawrence Pressler


 /s/ Charles McCarthy                   Director                       October 27, 2000
 ---------------------
   Charles McCarthy


    /s/ Alan Brooks                     Director                       October 27, 2000
 ---------------------
     Alan Brooks

                                        Director                       October   , 2000
 ---------------------
    Lawrence Schad

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                             As of July 31, 2000

                                                                            with

                                            INDEPENDENT AUDITORS' REPORT THEREON

================================================================================

                          INDEPENDENT AUDITORS' REPORT


To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (a Nevada corporation) and subsidiaries as of July 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and subsidiaries as of July 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, since its inception, the Company has incurred significant operating losses totaling over $47 million, and at July 31, 2000, has a working capital deficit of $6,005,600 and is in default on its convertible debentures. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, and (2) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                         CORBIN & WERTZ

Irvine, California
October 25, 2000

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

================================================================================


ASSETS                                                                         July 31, 2000
                                                                             -----------------

Current assets:
     Cash and cash equivalents                                                    $    3,950
     Accounts receivable, net of allowance for doubtful accounts of $10,000           81,596
     Inventories, net                                                                173,939
     Other current assets                                                             28,000
                                                                                  ----------
         Total current assets                                                        287,485

Property and equipment, net of accumulated depreciation and
  amortization of $723,583                                                         1,124,388

Note receivable, net of unamortized imputed interest of $824,000                   1,676,000

Other assets                                                                         239,455
                                                                                  ----------

                                                                                  $3,327,328
                                                                                  ==========


--------------------------------------------------------------------------------
Continued...

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       July 31, 2000
                                                                                          -----------------

Current liabilities:
     Accounts payable                                                                        $    657,257
     Accrued interest payable                                                                     442,961
     Accrued payroll and related liabilities                                                      278,394
     Accrued professional fees                                                                    301,436
     Other accrued liabilities                                                                    184,265
     Amounts due to related parties                                                               598,817
     Notes payable                                                                              1,704,955
     Convertible debentures                                                                     2,125,000
                                                                                             ------------
         Total current liabilities                                                              6,293,085


Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,000
       shares authorized; 378,061 shares issued and outstanding                                       378
     Series B convertible preferred stock, $.001 par value; 500,000 shares
       authorized; liquidation value at $8.00 per share; none issued and outstanding                 --
     Series C convertible  preferred stock, $.001 par value; 2,000 shares
       authorized; liquidation value at $1,000 per share; none issued and outstanding                --
     Common stock, $.001 par value; 100,000,000 shares authorized,
       44,955,772 shares issued and outstanding                                                    44,956
     Additional paid-in capital                                                                51,235,676
     Stock subscriptions                                                                            6,750
     Prepaid consulting expenses                                                                 (173,901)
     Accumulated deficit                                                                      (54,079,616)
                                                                                             ------------
         Total stockholders' deficit                                                           (2,965,757)
                                                                                             ------------

                                                                                             $  3,327,328
                                                                                             ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


                                                                 Years Ending July 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

Revenues:
     Technology products and licensing fees                 $    258,759      $    307,583
     Other                                                        78,571           198,311
                                                            ------------      ------------
         Total operating revenues                                337,330           505,894
                                                            ------------      ------------

Operating expenses:
     General and administrative                                3,952,392         6,180,979
     Marketing and product development                           437,200           878,343
     Research and development                                    599,812           665,377
     Mining operations                                            74,183           156,913
     Loss on impairment of assets held for sale                     --           1,338,584
                                                            ------------      ------------
         Total operating expenses                              5,063,587         9,220,196
                                                            ------------      ------------

Other (expense) income:
     Interest expense, net                                    (2,048,168)       (2,078,150)
     Loss on investment in joint venture                            --             (39,341)
                                                            ------------      ------------
         Total other (expense) income                         (2,048,168)       (2,117,491)
                                                            ------------      ------------

Net loss from continuing operations                           (6,774,425)      (10,831,793)

Discontinued operations:
     Loss from discontinued operations                              --            (200,943)
     Gain on disposal of discontinued operations                    --             229,200
                                                            ------------      ------------
         Total discontinued operations                              --              28,257
                                                            ------------      ------------

Net loss before extraordinary item                            (6,774,425)      (10,803,536)

Extraordinary item - gain on extinguishment of debt               55,194              --
                                                            ------------      ------------

Net loss attributable to common stockholders                $ (6,719,231)     $(10,803,536)
                                                            ============      ============

Basic and fully diluted net loss per common share:
     Continuing operations                                  $      (0.19)     $      (0.42)
     Discontinued operations                                       (0.00)            (0.00)
     Extraordinary item                                            (0.00)            (0.00)
                                                            ------------      ------------

         Net loss                                           $      (0.19)     $      (0.42)
                                                            ============      ============

Weighted average number of common shares outstanding          35,929,108        25,670,304
                                                            ============      ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


                                                              Series A Convertible
                                                                 Preferred Stock                 Common Stock
                                                             -------------------------   ---------------------------    Additional
                                                             Number of                    Number of                       Paid-in
                                                               Shares       Par Value       Shares       Par Value        Capital
                                                             ----------   ------------   ------------   ------------   ------------
Balance, August 1, 1998                                         378,061   $        378     22,704,368   $     22,704   $ 39,569,941

Stock issued for services rendered                                   --             --      4,800,000          4,800      3,278,450
Interest expense recognized for discounted conversion
  feature and detachable warrants related to convertible
  debentures                                                         --             --             --             --      1,334,227
Stock issued in settlement of accounts payable                       --             --        614,738            615        473,117
Expenses related to granting of stock options                        --             --             --             --        585,297
Common shares subscribed due to exercise of stock
  option                                                             --             --             --             --             --
Common shares subscribed for private placement                       --             --             --             --             --
Shares issued to former officer-shareholder for refund
  of $500,000 deposit on abandoned sale of ATG Media                 --             --        561,798            562        499,438
Issuance of stock for stock subscriptions from prior years           --             --         42,619             43         57,957
Issuance of stock for settlement of claim                            --             --        650,000            650        324,350
Stock subscription cancelled                                         --             --             --             --             --
Amortization of prepaid consulting expenses                          --             --             --             --             --
Net loss                                                             --             --             --             --             --
                                                             ----------   ------------   ------------   ------------   ------------
Balance, July 31, 1999                                          378,061            378     29,373,523         29,374     46,122,777




                                                                                Prepaid
                                                                 Stock         Consulting
                                                              Subscriptions     Expenses         Deficit         Total
                                                              ------------    ------------    ------------    ------------
Balance, August 1, 1998                                       $     63,440    $         --    $(36,556,849)   $  3,099,614

Stock issued for services rendered                                      --      (3,243,250)             --          40,000
Interest expense recognized for discounted conversion
  feature and detachable warrants related to convertible
  debentures                                                            --              --              --       1,334,227
Stock issued in settlement of accounts payable                          --              --              --         473,732
Expenses related to granting of stock options                           --              --              --         585,297
Common shares subscribed due to exercise of stock
  option                                                           150,000              --              --         150,000
Common shares subscribed for private placement                      42,880              --              --          42,880
Shares issued to former officer-shareholder for refund
  of $500,000 deposit on abandoned sale of ATG Media                    --              --              --         500,000
Issuance of stock for stock subscriptions from prior years         (58,000)             --              --              --
Issuance of stock for settlement of claim                               --              --              --         325,000
Stock subscription cancelled                                        (1,500)             --              --          (1,500)
Amortization of prepaid consulting expenses                             --       2,653,017              --       2,653,017
Net loss                                                                --              --     (10,803,536)    (10,803,536)
                                                              ------------    ------------    ------------    ------------
Balance, July 31, 1999                                             196,820        (590,233)    (47,360,385)     (1,601,269)


--------------------------------------------------------------------------------
Continued . . .

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


                                                              Series A Convertible
                                                                 Preferred Stock                 Common Stock
                                                             -------------------------   ---------------------------    Additional
                                                             Number of                    Number of                       Paid-in
                                                               Shares       Par Value       Shares       Par Value        Capital
                                                             ----------   ------------   ------------   ------------   ------------

Stock issued in conversion of debt, including accrued
  interest of $8,588, net of issuance costs of $65,229               --             --      9,451,552          9,451      1,633,908
Interest expense recognized for discounted conversion
  feature and detachable warrants related to
  convertible debentures                                             --             --             --             --      1,629,657
Stock issued in settlement of accounts payable                       --             --         24,000             24          9,119
Stock issued under reset rights                                      --             --        496,491            496           (496)
Stock issued for services rendered                                   --             --      2,381,491          2,381        636,203
Expenses related to granting of stock options                        --             --             --             --        620,418
Exercise of stock options and warrants                               --             --        824,381            825        117,175
Stock issued for cash                                                --             --      1,758,334          1,759        270,741
Issuance of stock for stock subscriptions from prior years           --             --        646,000            646        196,174
Stock subscribed for services                                        --             --             --             --             --
Amortization of prepaid consulting expenses                          --             --             --             --             --
Net loss                                                             --             --             --             --             --
                                                             ----------   ------------   ------------   ------------   ------------
Balance, July 31, 2000                                          378,061   $        378     44,955,772   $     44,956   $ 51,235,676
                                                             ==========   ============   ============   ============   ============




                                                                                Prepaid
                                                                 Stock         Consulting
                                                              Subscriptions     Expenses         Deficit         Total
                                                              ------------    ------------    ------------    ------------
Stock issued in conversion of debt, including accrued
  interest of $8,588, net of issuance costs of $65,229                   --              --              --       1,643,359
Interest expense recognized for discounted conversion feature
  and detachable warrants related to convertible debentures              --              --              --       1,629,657
Stock issued in settlement of accounts payable                           --              --              --           9,143
Stock issued under reset rights                                          --              --              --              --
Stock issued for services rendered                                       --        (219,109)             --         419,475
Expenses related to granting of stock options                            --              --              --         620,418
Exercise of stock options and warrants                                   --              --              --         118,000
Stock issued for cash                                                    --              --              --         272,500
Issuance of stock for stock subscriptions from prior years         (196,820)             --              --              --
Stock subscribed for services                                         6,750              --              --           6,750
Amortization of prepaid consulting expenses                              --         635,441              --         635,441
Net loss                                                                 --              --      (6,719,231)     (6,719,231)
                                                               ------------    ------------    ------------    ------------
Balance, July 31, 2000                                         $      6,750    $   (173,901)   $(54,079,616)   $ (2,965,757)
                                                               ============    ============    ============    ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                        Years Ending July 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
     Net loss                                                       $ (6,719,231)   $(10,803,536)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization                                    775,265         574,593
        Amortization of prepaid consulting expenses                      635,441       2,653,017
        Write-off of advances to officers and stockholders                    --         138,198
        Stock issued and subscribed as consideration for services
          and settlement of claims and accounts payable                  435,368         845,112
        Imputed interest expense for notes payable and capital
          leases                                                              --          81,913
        Imputed interest expense on convertible debentures
          and accrued interest converted to common stock               1,638,245       1,334,227
        Stock options issued to consultants and employees                609,304         585,297
        Gain on disposal of discontinued operations                           --        (229,200)
        Loss on impairment of assets held for sale                            --       1,338,584
        Loss on investment in a joint venture                                 --          39,341
        Gain on extinguishment of debt                                   (55,194)             --
        Changes in operating assets and liabilities:
           Accounts receivable                                            (8,466)         (1,101)
           Inventories                                                     6,599         (30,880)
           Other current assets                                            3,953         (16,318)
           Accounts payable and accrued liabilities                      518,845         596,071
           Amounts due to related parties                                108,767          36,713
                                                                    ------------    ------------
     Net cash used in operating activities                            (2,051,104)     (2,857,969)
                                                                    ------------    ------------
Cash flows used in investing activities:
     Purchases of property and equipment                                  (9,453)         (1,368)
                                                                    ------------    ------------
Cash flows from financing activities:
     Advances to officers/stockholders, net                                   --         255,300
     Proceeds from issuance of convertible debentures,
       net of issuance costs of  $65,229 in fiscal 2000                  934,771       2,750,000
     Proceeds from notes payable                                          47,250         175,000
     Payments on notes payable                                           (18,189)        (13,586)
     Payments on capital lease obligations                                    --         (50,000)
     Deposit on sale of discontinued operations                               --         200,000
     Net proceeds from issuance of stock and stock
       subscriptions                                                     390,500         185,000
                                                                    ------------    ------------
     Net cash provided by financing activities                         1,354,332       3,501,714
                                                                    ------------    ------------


--------------------------------------------------------------------------------
Continued...
                                       F-7

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

================================================================================


                                                                        Years Ending July 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
Net cash flows from discontinued operations                                   --           7,235

Net change in cash and cash equivalents                                 (706,225)        649,612

Cash and cash equivalents, beginning of year                             710,175          60,563
                                                                    ------------    ------------
Cash and cash equivalents, end of year                              $      3,950    $    710,175
                                                                    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest                                                    $    231,700    $    146,724
                                                                    ============    ============
        Income taxes                                                $        800    $      1,600
                                                                    ============    ============
Supplemental disclosure of non-cash investing and
   financing activities:
     Stock issued for refund of deposit on abandoned sale
       of discontinued operations                                   $         --    $    500,000
                                                                    ============    ============
     Conversion of debt to common stock                             $  1,700,000    $         --
                                                                    ============    ============
     Sale/abandonment of interest in mining assets, net
       of impairment                                                                $  2,440,000
     Assumption/release of notes payable and capital
       lease obligations                                                                 764,000
                                                                                    ------------
     Non-interest bearing note receivable, net of
       imputed interest                                             $         --    $  1,676,000
                                                                    ============    ============
     Cancellation of debt by repricing of option                    $     66,307    $         --
                                                                    ============    ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


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

In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation ("New Concept Mining"). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, in fiscal 1998, the Company decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and is in the process of selling off its mining properties and related milling equipment (see
Note 9).

Significant Business Risks

     Since its inception, the Company has incurred significant operating losses totaling over $47 million, and at July 31, 2000, has a working capital deficit of $6,005,600 and is in default on its convertible debentures (see Note 6). The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital and (2) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through private offerings of debt and equity (see Note 17 for recent capital raising activities). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of ATG and its wholly owned subsidiary, New Concept Mining. All material intercompany profits, transactions and balances have been eliminated in consolidation.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

     Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash and cash equivalents, marketable securities, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term maturities of those financial instruments. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

Cash and Cash Equivalents

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time, the Company has balances in banks that are in excess of the FDIC limits.

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

During 1998, the Company decided not to invest any additional significant funds to develop its mining properties and is seeking buyers for the properties and related milling equipment. Based upon preliminary offers received to date, the Company has recognized impairment losses during 2000 and 1999 of $0 and $1,338,584, respectively, in the carrying value of assets held for sale due to carrying value of these assets being in excess of estimated sale price (see Note
9).

As a result, management believes that the impairment losses recorded on long-lived assets, including mining assets (see Note 9) and patents, are adequate. However, there can be no assurance that market conditions will not change or needs for existing products will continue which could result in additional asset impairments.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. Equipment used for research activities is capitalized only if they have alternative uses within the Company. No depreciation or amortization was recognized for mining buildings or equipment as the buildings and equipment have not yet been placed in service and are currently being held for disposal (see Note 9).

Subsequent to July 31, 2000, the Company sold its building and related improvements for $1,300,000 in a sale-leaseback transaction. The net book value of the asset was approximately $950,000 (approximately 85% of the net fixed asset balance at July 31, 2000) and generated a gain of approximately $250,000 (see Note 17).

Patents

Net patent costs of $169,455 are included in other assets and consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seven years.

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

Revenue Recognition

The Company recognizes revenue for its technology products upon shipment of goods to its customers in under Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," issued by the Securities and Exchange Commission in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company's adoption of SAB 101 did not have a material impact on its financial position and results of operations.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Net Loss Per Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 2,203,359 and 129,237 for fiscal year ended July 31, 2000 and 1999, respectively.

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


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Extraordinary Item

In May 2000, the Company granted 200,000 options to a related party in exchange for cancellation of a payable of $66,307. The value of the options at the date of grant was $11,113, which resulted in a gain on extinguishment of debt of $55,194 that is shown as an extraordinary item in the accompanying consolidated statement of operations.

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

Use of Estimates

In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of notes and accounts receivable and the realizability of inventories and long-lived assets. Actual results could differ from those estimates.

New Financial Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of this standard on its results of operations, financial position or cash flows.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Reclassifications

Certain amounts in the July 31, 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Summary of property and equipment as of July 31, 2000 is as follows:

     Land                                                      $   431,000
     Property and equipment                                      1,416,971
                                                               -----------
                                                                 1,847,971

     Less accumulated depreciation and amortization               (723,583)
                                                               -----------
                                                               $ 1,124,388
                                                               ===========

Subsequent to July 31, 2000, the Company sold its land and building with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction (see Note 17).

NOTE 4 - NOTE RECEIVABLE

During fiscal year 1999, the Company sold its interest in a mining property and its remaining gold mines (see Note 9) for a non-interest bearing note of $2,500,000 which was discounted to $1,676,000 based upon an imputed interest rate of 10%. The note is payable in installments from January 1, 2002 to January 1, 2008. During fiscal year 2000, management determined not to amortize the discount to interest income until payments are received. Based on prior transactions with this note holder, management believes the note is collectible. However, there can be no assurance that industry or economic conditions will not change which could result in this note becoming completely or partially uncollectible.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 5 - NOTES PAYABLE

Notes payable are summarized as follows as of July 31, 2000:

Note payable to financial institution with monthly payments of interest at 12.95% and a balloon payment of $877,500. This amount
was paid after year-end (see Note 17).                                 $877,500

Note payable to Anthony Selig (see below)                               605,205

Note payable to Gaines Campbell, interest at 8.0%, due on demand        175,000

Revolving line of credit with a bank, borrowings of up to $50,000 with minimum monthly interest payments at the bank's prime rate plus 2% (totaling 11.5% at July 31, 2000), guaranteed by certain
officers of the Company                                                  47,250
                                                                     ----------
                                                                     $1,704,955
                                                                     ==========

Notes payable of $125,000 and $600,000 were issued to Anthony Selig in conjunction with the Company's acquisition of the mining properties, which are secured by a first deed of trust on the property and equipment acquired. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773, with principal payments of $120,000 due each year beginning on June 14, 1996, through June 14, 2000. During 1998, the above notes were amended and the outstanding principal amounts were due with $100,000 of principal and accrued interest payments in fiscal 1999 and the remaining principal plus accrued interest due March 15, 2000.

During 1999, the Company sold the mining property and equipment in the Manhattan mining area securing the Anthony Selig notes (see Note 9). Although the buyer agreed to assume this note, the Company did not receive a legal release from Selig. As a result, the Company has left this note on its books and will recognize additional gain on sale of assets as the buyer pays on the notes. To date, the Company is not aware of the buyer making any payments on the note and has not recognized any income.

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures are summarized as follows as of July 31, 2000:

     Convertible debentures, 7.5%                                    $   75,000
     Subordinated convertible debentures, 3%                            550,000
     Secured subordinated convertible debentures, prime plus 0.5%
       (totaling 10% at July 31, 2000)                                  500,000
     Secured subordinated convertible debentures, 8.5%                1,000,000
                                                                      ---------
                                                                      2,125,000


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 6 - CONVERTIBLE DEBENTURES, continued

In October 1997, the Company issued $3,225,000 of 7.5% convertible debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. As of July 31, 1999, $75,000 of the debentures are outstanding, which are currently in default as the remaining balance was not repaid as of October 15, 1999.

During fiscal year 1999 the Company issued pursuant to subscription agreements $1,050,000 of 6% subordinated convertible debentures, maturing November 1, 2003. Included with these convertible debentures were 105,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. In connection with the anticipated 25% discount on the conversion and the fair value of the warrants, the Company has recorded imputed interest expense of $388,449 during 1999. The Company also recorded financing costs of $194,087 as additional interest expense in 1999. During fiscal year 2000, all of these convertible debentures and related accrued interest of $1,717 were converted into 5,819,662 shares of common stock of the Company. The conversion price was based on the average of the market price for the five trading days prior to the conversion, discounted 25%, as provided in the debenture agreements.

In December 1998, the Company issued under a separate subscription agreement a $250,000 subordinated convertible debenture bearing an interest rate of 3%, maturing December 1, 2003. All interest on this debenture will be paid on the maturity date. The conversion price is fixed at $0.58 per share and the conversion feature vests immediately. As part of the agreement the Company may at its discretion redeem the debenture at 120% of the principal amount owed plus accrued interest. In connection with the discounted conversion feature, the Company has recorded imputed interest expense of $56,034 during fiscal 1999. This debenture is subordinated to all other non-subordinated debt, and has registration rights and antidilution rights related to any conversions to common stock as discussed in the agreement.

During fiscal year 1999, the Company issued $450,000 of 3% subordinated convertible debentures maturing December 1, 2003. Included with these convertible debentures were 70,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. All interest on these debentures will be paid on the maturity date. The conversion price is fixed at $0.50 per share. As part of the agreement the Company may at its discretion redeem the debentures at 120% of the principal amount owed plus accrued interest. The conversion feature and the warrants vest immediately. In connection with the discounted conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $66,198 during fiscal 1999. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements. During fiscal year 2000, $150,000 of these subordinated convertible debentures were converted into 300,000 shares of common stock of the Company.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 6 - CONVERTIBLE DEBENTURES, continued

In July 1999, the Company issued a $1,000,000 secured convertible debenture bearing an interest rate of 8.5%, maturing June 3, 2003. Included with the convertible debenture were 300,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. The agreement specifies that monthly interest will be paid on the last day of each month commencing August 31, 1999. The conversion price ranges from $0.25 to $0.35 per share. The conversion feature and warrants vest immediately. In connection with the discounted conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $781,009 during fiscal 1999. This convertible debenture is secured with substantially all patents and pending patents relating to a certain technology of the Company, certain trademarks of the Company, and a subordinated interest in the Company's office buildings in Monrovia, California. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

In September 1999, the Company issued a $500,000 secured convertible debenture bearing interest at prime rate plus 0.5% per year (10% as of July 31, 2000), maturing December 31, 2003. The conversion price is fixed at $0.25 per share and the conversion feature vests January 1, 2000. This convertible debenture plus another debenture in the principal amount of $1,000,000 issued in July 1999 is secured by the catalyst technology of the Company. The debenture agreement for these debentures also contains antidilution provisions and registration rights. In connection with the discount conversion feature for both debentures, the Company has recorded imputed interest expense of $662,000 during fiscal 2000. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

In January 2000, the Company issued $250,000 of 7% convertible debentures, maturing January 14, 2003. The Company recorded debt issuance costs of $32,614 as an offset to the note payable related to this transaction. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.23 per share or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of the lower of $0.174 or 72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to exercise of the warrants. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $212,583 during fiscal 2000. During fiscal year 2000, all of these convertible debentures plus related accrued interest of $4,780 were converted into 2,223,661 shares of common stock of the Company. The conversion price was based on $0.0943 per share (72.5% of the average of the lowest three trading prices during the ten trading day period prior to the conversion), as provided in the debenture agreement. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 6 - CONVERTIBLE DEBENTURES, continued

In February 2000, the Company issued $250,000 of 7% convertible debentures, maturing February 18, 2003. The Company recorded debt issuance costs of $32,615 as an offset to this note payable related to this transaction. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.345 per share or 72.5% of the average of the lowest three trading prices during the ten trading day period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of the lower of $0.23 or 72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to exercise of the warrants. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $212,583 during fiscal 2000. During fiscal 2000, all of the convertible debentures plus related accrued interest of $2,091 were converted into 1,108,229 shares of common stock of the Company. The conversion price was based on $0.227 per share (72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to the exercise of the warrant), as provided in the agreement. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

In connection with obtaining $1,000,000 in convertible debentures during fiscal 2000, the Company granted 5,581,650 warrants to consultants and finders. Of the 5,581,650 warrants, 2,481,650 have fixed exercise prices ranging from $0.122 to $0.75 per share and expire between November 2003 and June 2005. The remaining warrants have variable prices ranging from the lesser of $0.174 per share or the average trading price of the stock on the date of exercise to the lessor of $0.35 per share or 76% of the average trading price of the stock at the date of exercise as defined in the agreements and expire between January 2003 and May 2005. The Company recorded imputed interest expense of $542,491 related to these warrants using the Black Scholes valuation model (see Note 8) based on the value of the warrants on the date of grant for all of the warrants. The incremental difference between the grant date fair value and year end fair value is insignificant for these variable warrants plus the 1,000,000 variable warrants issued to debt holders in fiscal 2000 (see above) and has therefore not been recorded at July 31, 2000.

All of the convertible debentures are subject to certain non-financial covenants. The covenants include maintaining the Company's stock listing on an exchange or over-the-counter market and keeping current on all other debt. The Company is not in compliance with all of the non-financial covenants as of July 31, 2000; therefore, all convertible debt is shown as current.

NOTE 7 - TECHNOLOGY RIGHTS

In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. Included in general and administrative expenses is amortization expense of $400,000 for each of the years ended July 31, 2000 and 1999. The technology rights are fully amortized as of July 31, 2000.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 8 - CAPITAL STOCK

Common Stock

The Company issued 2,381,491 and 4,800,000 shares of common stock for services rendered valued at $638,584 and $3,283,250 during 2000 and 1999, respectively. All shares issued were valued at the average estimated market value at date of issuance. Shares issued for future services are recorded to prepaid consulting expenses and are amortized to expense over the life of the related agreement.

In fiscal 2000, the Company sold 1,758,334 shares of common stock for $272,500 to various investors. As part of these transactions, the Company issued warrants to acquire 1,583,334 shares of common stock at $0.25 per share to the investors that were valued at approximately $150,000 under SFAS 123 (see below) and recorded to expense.

In fiscal 1999, the Company issued 650,000 shares in a settlement of a claim, recording expense of $325,000. As part of the settlement, the Company agreed to issue additional shares if the per share value declined. As a result, the Company issued 496,491 additional shares in fiscal 2000 under this reset right that was not recorded as an additional expense by the Company.

Preferred Stock

ATG authorized preferred stock is 50,000,000 shares, par value $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a ten percent higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2000, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B Stock. As of July 31, 2000, there are no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to Common Stock at a 30 percent discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2000, there are no Series C Stock issued and outstanding.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 8 - CAPITAL STOCK, continued

Stock Option Plans

The Company has adopted the 1993 Incentive Stock Option Plan ("Incentive Plan") and the 1993 Non-Statutory Stock Option Plan ("Non-Statutory Plan") to grant options to purchase up to a maximum of ten percent of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten- percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

Transactions involving the plans are summarized as follows:

                                                    Weighted
                                                     Average        Exercise
                                     Number of       Exercise         Price
                                       Shares    Price Per Share    Per Share
                                     ----------  ---------------  -------------

     Outstanding at July 31, 1998     1,584,000      $ 2.51       $ 1.50 - 6.25
       Granted                          980,125        0.73         0.30 - 0.75
       Exercised                             --           -                  --
       Canceled                      (1,014,000)       1.88         0.75 - 6.25
                                     ----------      ------       -------------
     Outstanding at July 31, 1999     1,550,125        0.78         0.30 - 3.00
       Granted                          213,750        0.64         0.30 - 0.75
       Exercised                             --          --                  --
       Canceled                        (842,375)       0.80         0.30 - 3.00
                                     ----------      ------       -------------

     Outstanding at July 31, 2000       921,500      $ 0.39       $ 0.25 - 0.75
                                     ==========      ======       =============

The weighted average fair value of options granted is $0.16 and $0.58 per share at July 31, 2000 and 1999, respectively.

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the price of the options. However, under FIN 44, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in a corresponding fluctuation in compensation expense for these options. As of July 31, 2000, no additional compensation expense is required as the fair value of the stock is less than $0.25.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 8 - CAPITAL STOCK, continued

On December 14, 1998, the Board of Directors approved a repricing of approximately 4,130,000 options held by employees to $0.75 per share. The options were exercisable at prices ranging from $1.50 to $10.07 prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing equaled the price of the options.

The following summarizes information about stock options outstanding at July 31, 2000:

                                           Options Outstanding                             Options Exercisable
                             ------------------------------------------------         ------------------------------
                                                  Weighted
                                                   Average           Weighted
                              Number of           Remaining           Average          Number of        Weighted
  Range of Exercise             Shares           Contractual         Exercise           Shares          Average
       Prices                Outstanding         Life (Years)          Price          Exercisable     Exercise Price
  -----------------          -----------         ------------        --------         -----------     --------------
       $0.25                   656,500              2.81               $0.25            553,000           $0.25
       $0.75                   265,000              3.29               $0.75            265,000           $0.75

Transactions involving options and warrants not covered by the plans are summarized as follows:

                                                   Weighted
                                                    Average
                                     Number of   Exercise Price   Exercise Price
                                      Shares       Per Share       Per Share
                                    ----------       ------       ------------
     Outstanding at July 31, 1998    6,035,773       $ 2.53       $ 0.97-10.07
       Granted                       3,329,000         0.77         0.25- 1.50
       Exercised                      (500,000)        0.30               0.30
       Canceled                       (872,500)        1.23         0.35- 3.00
                                    ----------       ------       ------------
     Outstanding at July 31, 1999    7,992,273         1.32         0.25- 4.06
       Granted                       9,104,984         0.16         0.12- 0.75
       Exercised                      (824,381)        0.14         0.14- 0.20
       Canceled                     (2,328,113)        1.64         0.19- 4.00
                                    ----------       ------       ------------
     Outstanding at July 31, 2000   13,944,763       $ 0.57       $ 0.12- 4.06
                                    ==========       ======       ============

The weighted average fair value of non-plan stock options and warrants granted is $0.11 and $0.63 per share at July 31, 2000 and 1999, respectively.

On May 24, 2000, the Board of Directors approved a repricing of approximately 2,074,000 warrants held by consultants to $0.19 per share. The warrants were exercisable at $0.75 to $3.00 per share prior to the repricing. The incremental value under SFAS 123 as a result of the repricing was insignificant and was thus not recorded at July 31, 2000. All of the related shares were either exercised or cancelled at July 31, 2000, so no future adjustment is required pursuant to variable plan accounting.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 8 - CAPITAL STOCK, continued

In addition, as discussed in Note 6, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2000. No additional expense has been recorded for the ending values of warrants at July 31, 2000 as the differences are insignificant.

The following table summarizes information about non-plan stock option and warrants outstanding at July 31, 2000:

                                     Options and Warrants Outstanding                 Options and Warrants Exercisable
                            -------------------------------------------------         --------------------------------
                                                 Weighted
                                                  Average           Weighted
                             Number of           Remaining           Average          Number of          Weighted
  Range of Exercise            Shares           Contractual          Exercise           Shares            Average
        Prices              Outstanding        Life (Years)           Price           Exercisable      Exercise Price
  -----------------         -----------        ------------         ---------         -----------      --------------
    $0.12 - $0.50            8,546,490             2.47               $0.16            8,046,490          $0.16
    $0.75 - $0.98            3,522,116             5.17                0.75            3,154,616           0.75
    $1.00 - $1.88            1,266,401             1.61                1.40              809,401           1.37
    $2.12 - $4.06              609,756             2.02                3.43              609,756           3.43

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                 2000              1999
                                                            --------------    --------------

Net loss attributable to common stockholders, as reported   $   (6,719,231)   $  (10,803,536)
Net loss attributable to common stockholders, pro forma     $   (7,421,269)   $  (12,348,609)
Loss per share, as reported                                 $        (0.19)   $        (0.42)
Loss per share, pro forma                                   $        (0.21)   $        (0.48)

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

The fair value of each  option or warrant  granted is  estimated  on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                            2000            1999
                                                        ------------    ------------
     Expected dividend yield                                      0%              0%
     Weighted average expected stock price volatility           165%            186%
     Risk free interest rate                                    6.5%            5-6%
     Expected life of option                            1 to 3 years    1 to 3 years


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 8 - CAPITAL STOCK, continued

Total consulting expense charged to operations for options or warrants granted to non-employees (in accordance with SFAS 123) was approximately $609,000 (excluding approximately $11,000 not recorded to expense related to the extinguishment of debt - see Note 2) and $548,000 for fiscal year 2000 and 1999, respectively. Total interest expense charged to operations for options or warrants granted to non-employees in connection with debt financing (in accordance with SFAS 123) was approximately $779,000 and $237,000 for fiscal 2000 and 1999, respectively. Total expense charged to operations in fiscal year 2000 and 1999 for options granted to employees at grant prices lower than market price at the date of grant (in accordance with APB Opinion 25) was approximately $0 and $37,000, respectively.

Stock Subscriptions

As of July 31, 2000, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750. During 2000, 646,000 shares valued at $196,820 relating to prior year subscriptions were issued.

NOTE 9 - ASSETS HELD FOR SALE

Included in other assets at July 31, 2000 in the accompanying consolidated balance sheet is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property).

During fiscal year 1999 the Company terminated its capital lease for certain mining property in the Manhattan mining area. The lease agreement specified that the lease was cancelable at any time by the lessee. The Company recognized impairment losses of $64,000 during fiscal year 1999, bringing the net book value of the property equal to the remaining amount owed on the lease of approximately $283,000. Due to the impairment losses recognized prior to the termination, no gain or loss was recognized on the termination of this lease.

During fiscal year 1999 the Company terminated a purchase agreement for a mining property in the Tempiute mining area, and the related note payable for this purchase (North Tem). The purchase agreement specified that the purchase may be cancelled by the Company at any time. The Company recognized current impairment losses of approximately $0 and $24,600 in fiscal years 2000 and 1999, respectively, related to this property. The aggregate impairment reduced the value of the property to the remaining amount of debt and accrued interest remaining on the related note prior to termination of the agreement of approximately $140,000 (net of imputed interest). Accordingly, no gain or loss was recognized on the termination of the agreement.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 9 - ASSETS HELD FOR SALE, continued

During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mines to Western Mine Development for a non-interest-bearing note of $2,500,000 which has been discounted to $1,676,000 based upon an imputed interest rate of 10% (see Note 3). The note is payable in installments from January 1, 2002 to January 1, 2008. The Company recognized impairment losses on these properties of $0 and $925,000 during fiscal year 2000 and 1999, respectively. The cumulative impairment losses reduced the book value of these properties to the amount realized on the sale and liability released; accordingly, no gain or loss was recognized on this transaction.

NOTE 10 - JOINT VENTURE

In February, 1998, the Company formed a joint venture (with an approximate 27% ownership interest), which was accounted for in accordance with the equity method. The joint venture marketed various personal and home care products containing the Company's proprietary catalyst technology. Sales of these products commenced in June 1998. During fiscal year 1999, the joint venture ceased operations due to significant losses. The Company recognized a loss for its remaining basis in the joint venture of approximately $39,000.

NOTE 11 - DISCONTINUED OPERATIONS

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

Loss from operations of ATG Media were approximately $202,000 for fiscal 1999. The Company recognized a gain on the sale of $229,200 in fiscal 1999 due to the release of liabilities in excess of assets.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has $220,000 of related party payables due to an officer/shareholder. In consideration for obtaining payment extensions in 1999, the Company granted options to purchase a total of 175,000 shares of common stock ranging from $0.25 to $0.40, which vest immediately and expire in 2009. The Company has recognized imputed interest expense of $50,886 (equal to the estimated fair value of the options) in connection with these options during fiscal 1999. Payments were due in installments of approximately $40,000 per month, commencing August 1999 and ending in February 2000. This loan is secured by the personal property of the Company. The Company is in discussions with the officer/shareholder to modify the terms of this loan. The remaining balance of $378,817 due to related parties is unsecured, due on demand, and bear no interest.

During fiscal 2000 and 1999, the Company incurred expenses to related parties and shareholders principally for consulting fees of approximately $0 and $2,640,000, respectively.

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation (NWEC), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other particle beams (Basers) in their application to the rendering of nuclear waste non-radioactive. At such time as ATG receives an offer to purchase any application of the Baser Technology for commercial use, ATG will issue up to 1,700,000 shares of ATG Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on ATG's net sales from exploitation of Basers. In the event ATG does not spend at least $100,000 on the development of Basers during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2000.

During fiscal 1997, the Company completed payments of $150,000, in the aggregate, to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG's net profits, if any, from the exploitation of Basers through July 21, 1999, and issuance of the Series A Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2000 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser Technology is provided by the Company.

NOTE 13 - INCOME TAXES

A provision for income taxes of $1,000 (representing minimum state taxes) were recorded in fiscal years 2000 and 1999, respectively.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 13 - INCOME TAXES, continued

Net temporary differences that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

     Deferred tax assets:
       Net operating loss carryforward                      $ 20,108,000
       Long-term deferred tax assets                             318,000
       Valuation allowances                                  (20,426,000)
                                                            ------------
     Net deferred tax asset                                 $         --
                                                            ============

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain.

As of July 31, 2000, the Company has approximately $50,000,000 of federal operating loss carryforwards that will expire in fiscal years ending 2006 through 2020 and approximately $25,000,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2001 through 2005. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for fiscal 2000 and 1999 and the tax benefit determined by multiplying the Company's pre-tax loss by the federal statutory rate is due primarily to current year losses for which no tax benefit was recorded.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with several principal officers and employees. The agreements call for minimum salary levels. Minimum payments under all employment agreements for fiscal 2001 are approximately $457,000. The agreements are cancelable by the Company for cause.

Litigation

The Company is involved in various lawsuits against the Company, arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company's financial position or results of operations.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 14 - COMMITMENTS AND CONTINGENCIES, continued

Contingent Sale

In May 2000, the Company shipped product to a foreign customer. Since the collectibility of this $3.7 million sale is uncertain, the sale was not recorded in fiscal 2000 and will only be recorded in the future upon its collection by the Company. The related costs of goods shipped have been expensed as the Company's ability to have the product returned is questionable.

NOTE 15 - INDUSTRY SEGMENT INFORMATION

The Company's principal remaining business segment is Technology Products (The Force and Waste Water Treatment, among others).

Financial information about industry segments as of and for the years ended July 31, 2000 and 1999, is as follows:

                                                       2000         1999
                                                    ----------   ----------

     Operating revenues:
          Technology products                       $  258,759   $  307,583
          Corporate                                     57,854      127,879
          Mining                                        20,717       70,432
                                                    ----------   ----------
          Total operating revenues                  $  337,330   $  505,894
                                                    ==========   ==========
     Operating loss:
          Technology products, including research
            and development                         $  799,174   $1,236,137
          Mining, including impairment                  53,466    1,425,065
          Corporate expenses                         3,873,617    6,053,100
                                                    ----------   ----------
          Net operating loss                        $4,726,257   $8,714,302
                                                    ==========   ==========
     Identifiable assets:
          Technology products                       $  473,300   $1,138,165
          Mining assets held for sale                   70,000      107,885
          Corporate and other                        2,784,028    3,555,402
                                                    ----------   ----------
          Total                                     $3,327,328   $4,801,452
                                                    ==========   ==========

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 16 - MAJOR CUSTOMERS

The Company sells a substantial portion of its technology products to three customers. During fiscal 2000 and 1999, the Company's sales to these three customers approximated 54% and 30%, respectively of total sales and 71% and 49%, respectively, of technology product sales. At July 31, 2000, amounts due from these three customers included in accounts receivable are $57,234.

NOTE 17 - SUBSEQUENT EVENTS

On August 4, 2000, the Company issued 125,000 restricted shares of common stock in exchange for $10,000 to an outside party.

On August 25, 2000, the Company entered into a sale-leaseback transaction with an unrelated party for total consideration of $1,300,000, recognizing a gain of approximately $250,000. As a result of the sale, the Company paid its note payable of $877,500 (see Note 5) and the related accrued interest. The gain on the sale will be deferred and recognized over the life of the lease. The future minimum payments under the lease are as follows:

           Years Ending
              July 31,
           ------------
               2001                                      $ 111,000
               2002                                        115,000
               2003                                        119,000
               2004                                        123,000
               2005                                        127,000
                                                         ---------
                                                         $ 595,000
                                                         =========

On September 6, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to 75% of the average of the lowest three trading prices during the fifteen trading days prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire stock at an exercise price of $0.09 per share. The conversion feature and the warrants vest immediately. The value of the warrants and the beneficial conversion feature will be recorded as imputed interest to be included in interest expense in first quarter of fiscal 2001. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

On September 6, 2000, the board of directors granted the non-employee directors 750,000 shares at $0.12 per share as compensation for services rendered as board members. The value of the shares of $90,000 will be accounted for under APB Opinion 25.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 17 - SUBSEQUENT EVENTS, continued

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share in exchange for $262,368.

On October 13, 2000, the Company entered into an agreement with a related party to reprice an option to purchase 50,000 shares to $0.10 per share from $0.50 per share in exchange for forgiveness of $125,000 due to the option holder. The gain will be recorded as an extraordinary item and the repriced options will be accounted for in the future under variable plan accounting.