Form 10-Q
period 2000-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2000-12-15
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

American Technologies Group, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4307525 (IRS Employer Identification No.)

1017 South Mountain Avenue, Monrovia, CA. 91016
(Address of principal executive offices) (zip code)

Issuer’s telephone number: (626) 357-5000

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     As of December 8, 2000, the registrant had 49,199,778 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2000 and July 31, 2000	3-4

Consolidated Statements of Operations for the Three Months ended October 31, 2000 and 1999	5

Consolidated Statements of Cash Flows for the Three Months ended October 31, 2000 and 1999	6

Notes to Consolidated Financial Statements	7

ITEM 2	Management’s Discussion and Analysis	11

PART II	OTHER INFORMATION	13

ITEM 2	Changes in Securities	13

ITEM 6	Exhibits and Reports on Form 8-K	13

Signatures	14

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES”, “BELIEVES”, “INTENDS”, “FUTURE”, AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO RELFECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2000 AND JULY 31, 2000

	October 31, 2000 (Unaudited)	July 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 18,021	$ 3,950
Accounts receivable, net of allowance for doubtful
accounts of $10,000 at October 31, 2000 and
July 31, 1999, respectively	26,309	81,596
Inventories, net	165,196	173,939
Other current assets	112,881	28,000

Total current assets	322,407	287,485
Property and equipment, net of accumulated
depreciation and amortization of $578,593 and $723,583
at October 31, 2000 and July 31, 2000, respectively	154,230	1,124,388
Notes receivable, net of imputed interest
of $824,000 at October 31, 2000
and July 31, 2000, respectively	1,676,000	1,676,000
Other assets	249,953	239,455

	$2,402,590	$3,327,328

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-CONTINUED OCTOBER 31, 2000 AND JULY 31, 2000

	October 31, 2000	July 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 547,794	$ 657,257
Accrued interest payable	366,490	442,961
Accrued payroll and related liabilities	259,452	278,394
Accrued professional fees	264,159	301,436
Other accrued liabilities	179,530	184,265
Amounts due to related parties	359,705	598,817
Notes payable	780,205	1,704,955
Current portion of convertible debentures	2,125,000	2,125,000

Total current liabilities	4,882,335	6,293,085
Convertible debentures, net of current portion	500,000	—
Deferred gain on sale-leaseback	272,781	—

Total liabilities	5,655,116	6,293,085

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value;
10,000,000 shares authorized; 378,061 shares
Issued and outstanding	378	378
Series B convertible preferred stock, $.001 par value;
500,000 shares authorized; liquidation value at $8.00
per share; none issued and outstanding	—	—
Series C convertible preferred stock, $.001 par value;
2,000 shares authorized; liquidation value at $1,000
per share; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 49,199,778 and 44,955,772 shares issued
and outstanding at October 31, 2000 and July 31, 2000,
respectively	49,200	44,956
Additional paid-in capital	51,930,969	51,235,676
Stock subscriptions	6,750	6,750
Prepaid consulting expenses	(154,526)	(173,901)
Accumulated deficit	(55,085,297)	(54,079,616)

Total stockholders’ deficit	(3,252,526)	(2,965,757)

	$ 2,402,590	$ 3,327,328

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999 (Unaudited)

	Three Months Ended October 31,
	2000	1999
Revenues:
Technology products	$ 6,249	$ 63,954
Other	971	20,305

Total operating revenues	7,220	84,259

Operating Expenses:
General and administrative	595,641	1,014,756
Marketing and product development	60,729	95,858
Research and development	68,787	109,263
Mining operations	18,730	23,340
Amortization of technology rights	—	100,000

Total operating expenses	743,887	1,343,217

Other (Expense) Income:
Interest expense, net	(282,359)	(532,697)
Gain on sale-leaseback	13,345	—

	(269,014)	(532,697)

Net loss attributable to common stockholders	$ (1,005,681)	$ (1,791,655)

Basic and fully diluted net loss per common share	$(0.02)	$(0.06)

Weighted average number of
common shares outstanding	46,705,492	29,706,406

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999 (Unaudited)

		Three Months Ended October 31,
		2000	1999
Cash flows from operating activities:
Net loss		$ (1,005,681)	$ (1,791,655)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization		27,315	143,636
Amortization of prepaid consulting expenses	;	19,375	432,800
Amortization of deferred gain on sale-leaseback		(13,344)	—
Stock issued and subscribed as consideration for services		90,000	69,750
Imputed interest income on notes receivable	;	—	(28,049)
Imputed and accrued interest expense on convertible debentures		204,696	467,864
Stock options issued to consultants and employees		83,973	—
Changes in operating assets and liabilities:
Accounts receivable	;	55,287	(5,354)
Inventories		8,743	(59,178)
Other current assets		(84,881)	23,533
Accounts payable and accrued liabilities		(82,445)	(37,305)
Amounts due to related parties		(59,112)	(2,899)

Net cash used in operating activities		(756,074)	(786,857)

Cash flows from investing activities:
Cash flows from financing activities:
Proceeds from issuance of convertible debentures		432,500	500,000
Net Proceeds from dispositon of assets		126,527	—
Payments on notes payable		(47,250)	(5,807)
Payments on short-term loan to an officer		(5,000)	(65,000)
Net proceeds from issuance of stock and stock subscriptions		263,368	—

Net cash provided by financing activities		770,145	429,193

Net change in cash and cash equivalents		14,071	(357,664)
Cash and cash equivalents, beginning of period		3,950	710,175

Cash and cash equivalents, end of period		$ 18,021	$ 352,511

Supplemental disclosure of non-cash investing
and financing activities:
Conversion of debentures		$ —	$ 100,000

Cancellation of debt by repricing of option		$ 125,000	$ —

Sale price of land and buildings, net		$ 1,237,692
Less:Repayment of a note to a mortgage holder		$ (877,500)
Repayment of a note to a related party		$ (50,000)
Pepayment of other debts related to the property		$ (164,443)
Deposit on lease of the building		$ (19,222)

Net proceeds		$ 126,527	$ —

The accompanying notes are an integral part of these consolidated financial statements. 6

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000.

2.	Organization, Line of Business and Significant Business Risks

a. Organization and Line of Business

American Technologies Group, Inc. (the “Company” or “ATG”), a Nevada corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. The Company’s proprietary catalyst technology may improve many commercial products including detergents and cosmetics.

b. Significant Business Risks

Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, and (2) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through private offerings of debt and equity. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

c. Net Loss Per Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 1,429,701 and 20,000 for the three months ended October 31, 2000 and 1999, respectively.

7

3.	Property and equipment

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction for total consideration of $1,300,000. As a result of the sale, the Company paid its note payable of $877,500 with related accrued interest and recorded a deferred gain of $286,125 on the sale. The deferred gain will be recognized over the term of the lease.

4.	Debentures

In September, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of 75% of the average of the lowest three trading prices during the fifteen trading days prior to issuance or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $204,696 included in interest expense in the accompanying Statements of Operations. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

The conversion rights of the Company's debentures may qualify as inbedded derivatives as defined in Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Based on initial investigations, management believes the effect of applying SFAS 133 is not significant to the financial statements of the Company at October 31, 2000 and for the three months then ended.

5.	Capital Stock

a. Common Stock

During September 2000, the Company issued 125,000 shares of common stock for $10,000 to an investor and 3,369,006 shares of common stock for $253,368 to warrant holders at exercise prices ranging from $0.072 to $0.09 per share.

During October 2000, the Company issued 750,000 shares of common stock valued at $90,000 to non-employee directors as compensation for services as board members.

During fiscal 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $19,375 and $432,800 for the three months ended October 31, 2000 and 1999, respectively, in the accompanying Consolidated Statements of Operations. As of October 31, 2000, the remaining unamortized cost of $154,526 is included in prepaid consulting expenses in stockholders’ equity section in the accompanying Consolidated Balance Sheets.

b. Stock Subscriptions

As of October 31, 2000, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included within stock subscriptions in the accompanying Consolidated Balance Sheets.

8

6.	Assets Held for Sale

Included in other assets at October 31, 2000 and 1999, respectively, in the accompanying Consolidated Balance Sheets is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in non-binding offer to buy this property).

During fiscal year 1999, the Company sold its interest in the Manhattan mill and the remaining gold mines to Western Mine Development for a non-interest-bearing note of $2,500,000 which has been discounted to $1,676,000 based upon an imputed interest rate of 10%. The note is payable in installments from January 1, 2002 to January 1, 2008.

7.	Related Party Transactions

During the three months ended October 31, 2000, the Company made payment of $55,000 due to an officer on a short term borrowing.

In October, 2000, the Company entered into an agreement with a related party to reprice an option to purchase 50,000 shares to $0.10 per share from $0.50 per share in exchange for forgiveness of $125,000 due to the option holder. The difference between the value of the repriced options ($2,592) and the $125,000 note balance of $122,408 was recorded as a contribution of capital as the transaction was between related parties.

8.	Subsequent Events

Subsequent to the end of the quarter, the Company issued $250,000 of 8% convertible debentures, maturing November 15, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the three lowest trading prices during ninety days prior to conversion. In connection with these convertible debentures 250,000 stock warrants to acquire stock at an exercise price of $0.099 per share were issued to a finder. The conversion feature and the warrants vest immediately. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

9

9.	Industry Segment Information

The Company’s principal remaining business segment is Technology Products (The Force®).

Financial information about industry segments as of and for the three months ended October 31, 2000 and 1999, respectively, is as follows:

	Three Months Ended October 31,
	2000	1999
Operating revenues:
Technology products	$ 6,249	$ 63,954
Corporate	971	20,305
Mining	—	—

Total operating revenues	$ 7,220	$ 84,259

Operating loss:
Technology products, including research
and development	$ 123,267	$ 241,167
Corporate	594,670	994,451
Mining, including impairment	18,730	23,340

Net operating loss	$ 736,667	$1,258,958

Identifiable assets:
Technology products	$ 444,427	$1,070,186
Mining assets held for sale	70,000	103,150
Corporate and other	1,888,163	3,195,864

Total	$2,402,590	$4,369,200

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company’s operations in each segment.

10

Item 2. Management’s Discussion and Analysis

Management continued its efforts to refocus the Company’s activities on its core technologies, along with new product development and commercialization. Management anticipates these efforts will result in significant revenue commencing in the second or third quarters of fiscal 2001, although there can be no assurance to this effect.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
OCTOBER 31, 2000 AND 1999

Total revenue decreased by $77,000 from $84,200 to $7,200 for the three months ended October 31, 1999 and October 31, 2000, respectively, principally due to a decrease in sales of technology products of $57,700. However, sale of technology products during the second fiscal quarter of 2001 are anticipated to be significantly greater than sales during the comparable period of fiscal 2000.

Operating expenses decreased by $599,300 from $1,343,200 to $743,900 for the three months ended October 31, 1999 and October 31, 2000, respectively. The decrease was principally due to decreased general and administrative expenses of $419,100, marketing and product development expenses of $35,100, research and development of $40,500 and amortization of technology rights of $100,000. The decrease in general and administrative expenses was principally the result of a decrease in the non-cash amortization of prepaid consulting expense of $413,400 as a result of significant shares issued in late fiscal 1999 to consultants for long-term agreements that were amortized in the three months ended October 31, 1999; such equivalent consultant shares were not issued at the end of fiscal 2000.

Other expenses decreased by $263,700 from $532,700 to $269,000 for the three months ended October 31, 1999 and October 31, 2000, respectively, principally due to a decrease in interest expense which during the earlier period included significant non-cash imputed interest related to a convertible debenture.

The Company’s net loss decreased by $786,000 from $1,791,700 to $1,005,700 for the three months ended October 31, 1999 and October 31, 2000, respectively, principally due to decreased operating expenses of $599,300 and decreased interest expense of $250,300 offset by a decrease in total revenue of $77,000. This reflects management’s continuing efforts to reduce overhead expenses.

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

Total assets decreased by $924,700 from $3,327,300 to $2,402,600 at July 31, 2000 and October 31, 2000, respectively. This decrease was the principal result of the sale of the Company’s land and building with a net book value of approximately $950,000.

Total liabilities decreased by $638,000 from $6,293,100 to $5,655,100 at July 31, 2000 and October 31, 2000, respectively. This decrease was principally due to decreases in notes payable of 924,800 and amount due to related parties of $239,100, offset by an increase in convertible debentures of $500,000. The decrease in notes payable principally resulted from the payment of the $877,500 note secured by the building sold by the Company.

The Company decreased the cash used in operations by $30,800 from $786,900 to $756,100 for the three months ended October 31, 1999 and October 31, 2000, respectively. The principal source of working capital during the three months ended October 31, 2000 was the issuance of $500,000 of principal amount of secured convertible debentures, net proceeds of $263,400 from issuance of stock and net proceeds of $126,500 from sale of the land and building. During the comparable period in 1999, the principal source of working capital was the issuance of $500,000 of principal amount of convertible debentures.

Statements included in this Management’s Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

PART II

OTHER INFORMATION

Item 2  Changes in Securities

(a) Not applicable.

(b) Not applicable.

(c) During September 2000, the Company sold $500,000 principal amount of 8% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.068 or 80% of the average of the lowest three trading prices during the ninety days prior to conversion. A finder received warrants to purchase 500,000 shares of common stock at $0.09.

     Also during September 2000, the Company issued 125,000 shares to a sophisticated investor for $10,000.

     During October 2000, the Company issued 750,000 shares of common stock valued at $90,000 to non-employee directors as compensation for services as board members.

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

AMERICAN TECHNOLOGIES GROUP, INC. By: /s/ Lawrence J. Brady —————————————— Lawrence J. Brady Chairman of the Board and Chief Executive Officer Date: December 15, 2000

By: /s/ Yan Lin —————————————— Yan Lin Acting Chief Financial Officer Date: December 15, 2000

14