Form 10KSB/A
period 2000-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2001-02-05
CIK 878547

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-KSB for the fiscal year ended July 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                        Date: February 1, 2001

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and subsidiaries as of July 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation ("New Concept Mining"). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, in fiscal 1998, the Company decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and is in the process of selling off mining properties and related milling equipment (see Note
9).

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash and cash equivalents, marketable securities, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term maturities of those financial instruments. The estimated fair value of the note receivable was determined to be $1,695,000, based on a discount rate of prime plus 2% (totaling 11.50% at July 31, 2000). This discount rate was determined by management based on the factors discussed in Note 4. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

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

During 1998, the Company decided not to invest any additional significant funds to develop its mining properties and is seeking buyers for properties and related milling equipment. Based upon preliminary offers received to date, the Company has recognized impairment losses during 2000 and 1999 of $0 and $1,338,584, respectively, in the carrying value of assets held for sale due to carrying value of these assets being in excess of estimated sale price (see Note
9).

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
                                                               -----------
                                                               $ 1,124,388
                                                               ===========

Subsequent to July 31, 2000, the Company sold its land and building with a net book value of approximately $950,000 to a third party for $1,300,000 in a sale-leaseback transaction (see Note 17).

NOTE 4 - NOTE RECEIVABLE

During fiscal year 1999, the Company sold its interest in a mining property and its remaining gold mines (see Note 9) for a non-interest bearing note of $2,500,000 which was discounted to $1,676,000 based upon an imputed interest rate of 10%. Management determined the 10% discount rate (equivalent to the prime rate plus 2% at the date of the note) to be reasonable based on the following: (1) the note is secured by the underlying property, which management estimated to have a fair value in excess of the note balance at the date of the note should management be required to foreclose; and (2) management has had business dealings with the note holder in the past and considers the credit risk to be low. The note is payable in installments from January 1, 2002 to January 1, 2008. During fiscal year 2000, management determined not to amortize the discount to interest income until payments are received. Based on prior transactions with this note holder, management believes the note is collectible. However, there can be no assurance that industry or economic conditions will not change which could result in this note becoming completely or partially uncollectible.


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

In fiscal 1999, the Company issued 650,000 shares in a settlement of a claim, recording expense of $325,000. As part of the settlement, the Company agreed to issue additional shares if the per share value declined. As a result, the Company issued 496,491 additional shares in fiscal 2000 under this reset right that was not recorded as an additional expense by the Company, which represented the final settlement for the claim.

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

NOTE 9 - ASSETS HELD FOR SALE

Included in other assets at July 31, 2000 in the accompanying consolidated balance sheet is the mining property referred to as the Tempiute property with a remaining book value of $70,000, net of impairment of $324,847 recognized during fiscal year 1999 (based on the estimated realizable value as indicated in a non-binding offer to buy this property).

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

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has $220,000 of related party payables due to an officer/shareholder. In consideration for obtaining payment extensions in 1999, the Company granted options to purchase a total of 175,000 shares of common stock ranging from $0.25 to $0.40, which vest immediately and expire in 2009. The Company has recognized imputed interest expense of $50,886 (equal to the estimated fair value of the options) in connection with these options during fiscal 1999. Payments were due in installments of approximately $40,000 per month, commencing August 1999 and ending in February 2000. This loan is secured by the personal property of the Company and is non-interest bearing. The Company is in discussions with the officer/shareholder to modify the terms of this loan. The remaining balance of $378,817 due to related parties is unsecured, due on demand, and bear no interest.

During fiscal 2000 and 1999, the Company incurred expenses to related parties and shareholders principally for consulting fees of approximately $0 and $2,640,000, respectively.

The Company wrote off $138,198 of advances due from officers/shareholders which amount has been recorded at compensation expense during fiscal 1999.

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

The deferred tax valuation allowance increased by $2,730,000 during fiscal 2000.

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

Distribution Agreement

In April 2000, the Company entered into an agreement with a distributor that calls for the distributor to make certain minimum annual purchases over a seven-year period. In connection with the agreement, the Company issued an option to purchase 500,000 shares of common stock at fair market value on the date of vesting. The option vests at the rate of 50,000 shares for each $1,000,000 of sales generated by the distributor. As the option is in substance contingent upon the future performance of the distributor, it has not been recoreded in the options discussed in Note 8. No amounts have been recorded in the July 31, 2000 financial statements as no sales have been generated by the distributor under this agreement.

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

On August 25, 2000, the Company entered into a sale-leaseback transaction with an unrelated party for total consideration of $1,300,000, recognizing a deferred gain of $286,125. As a result of the sale, the Company paid its note payable of $877,500 (see Note 5) and the related accrued interest. The gain on the sale will be deferred and recognized over the maximum life of the lease. The lease calls for minimum monthly payments of $9,222 through August 2001, with annual increases thereafter through August 2005 totaling $595,000, and is cancelable by either party with six months notice.

Upon the sale of the underlying property, the Company used $50,000 of the proceeds to pay the related party note holder in exchange for releasing the security in the property (see Note 12).

On September 6, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002, for proceeds of $432,500. The Company will record debt issuance costs of $67,500 as an offset to the convertible debentures related to the transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to 75% of the average of the lowest three trading prices during the fifteen trading days prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire stock at an exercise price of $0.09 per share. The conversion feature and the warrants vest immediately. The value of the warrants and the beneficial conversion feature of $204,696 will be recorded as imputed interest to be included in interest expense in first quarter of fiscal 2001. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

On September 6, 2000, the board of directors granted the non-employee directors 750,000 shares at $0.12 per share as compensation for services rendered as board members. The value of the shares of $90,000 will be recorded as compensation expense. In addition, the Company granted options to employees to purchase 1,300,000 shares of common stock at $0.12 per share, recognizing no expense under APB Opinion 25.


--------------------------------------------------------------------------------

                              AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2000 and 1999

================================================================================


NOTE 17 - SUBSEQUENT EVENTS, continued

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share in exchange for $253,368.

On October 13, 2000, the Company entered into an agreement with a related party to reprice an option to purchase 50,000 shares to $0.10 per share from $0.50 per share in exchange for forgiveness of $125,000 due to the option holder. The value of the repriced option ($2,592) and the difference between the value of the repriced option and the $125,000 note balance of $122,408 will be recorded as a contribution of capital as the transaction was between related parties.