Form 10KSB/A
period 2000-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2001-03-16
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

American Technologies Group, Inc.
(Name of small business issuer in its charter)

Nevada	95-4307525
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

1017 South Mountain Avenue, Monrovia, CA. 91016
(Address of principal executive offices) (zip code)

Issuer’s telephone number: (626) 357-5000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     The registrant’s revenues for its most recent fiscal year were $337,330. As of October 20, 2000, the registrant had 49,199,778 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $7,257,778 computed by reference to the average of the low bid and high ask prices on October 20, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

PART I

Item 1. Description of Business

GENERAL

American Technologies Group, Inc., a Nevada corporation (the “Company” or “ATG”) was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. Catalyst Technology, 2. Water Purification, and 3. High Energy Particle Technologies. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company’s proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller which is expected to reach the market during the first half of calendar year 2001. The high energy particle technologies are still in the relatively early stages of development, and commercial applications are not expected to be developed for several years, if at all.

The Company’s efforts with its proprietary catalyst technology have yielded commercial applications including The Force® airborne combustion enhancers, fuel additives including a liquid aftermarket additive, a liquid bulk fuel additive and a two stroke engine additive, catalyst for gas turbines and diesel power generating plants, Screen Magic and household cleaning and personal care products; however, there can be no assurance that these products will be commercially successful. When used on monitors, TV screens and other surfaces, Screen Magic cleans the surface and prevents the buildup of static electricity for extended periods, thus preventing dust from collecting on the surface. In the water purification area, the Company’s low temperature vacuum distillation system is undergoing tooling design for a home use version with introduction to the market place anticipated to be during the first half of calendar year 2001.

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

BUSINESS STRATEGY

ATG’s focus has been redirected almost fully from research and development to the marketing and sale of products. Although research and development will always be a portion of ATG’s strategy, the Board of Directors and management have determined that the promotion and sale of products is where the main focus of the Company’s attention and effort should be aimed. The promotional strategy of the Company is product-directed. Certain of the products are being promoted though traditional media channels while others are being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of the Company.

CORE TECHNOLOGIES

CATALYST TECHNOLOGY

After more than six years of self-funded research utilizing ATG’s own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, ATG’s scientists have developed new commercial and industrial products from the Company’s proprietary catalyst.

The Company’s catalyst results from a proprietary process which produces what are believed to be water solutions containing water clusters that are stable at high temperature. ATG can produce different kinds of water solutions for different applications.

Independent researchers observe these water clusters by different standard research tools including:

•	Laser autocorrelation

•	Electron microscope

•	Atomic force microscope

•	UV spectroscopy

These instruments confirm the presence in our prepared water solutions of the water clusters which are the basis of our catalyst. 3

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

ATG continues to identify catalyst variants and define potential commercial applications, as well as perform its own tests on commercial applications of the technology. Potential customers also conduct independent tests on the products. Current projects cover commercial applications in numerous fields. For example, in the combustion enhancement field, independent test are on going on the use the Company’s catalyst as a bulk fuel additive in gasoline and diesel fuels, in power generation using gas turbines, a facilitator of de-coking and the production of carbon monoxide, and in diesel power generating plants. Another application includes use in the printing industry.

Dr. Selim Senkan, Chairman of the UCLA Department of Chemical Engineering, studied the effects of certain catalyst solutions on carbon reduction in internal combustion engines. His efforts identified an application of the catalyst solution as a fuel additive for carbon reduction. It is believed that the catalyst is particularly effective in hydrocarbon applications.

In some of these areas, substantial validation and testing is still required to develop marketable products; in others, the products are ready for sale. In the bulk fuel market, large potential users generally require testing on their own prior to making any decisions concerning wide-scale adoption of the catalysts. It is ATG’s present marketing strategy to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that the catalyst technology will perform in a commercially viable manner in all of the applications discussed and even if such applications are commercialized, that they will be accepted in the marketplace.

Automotive Combustion Air Enhancement Products

The Force is an automotive aftermarket product that utilizes the Company’s catalyst technology. By the delivery of the combustion enhancer through the airstream into an engine, independent tests indicate that The Force produces a more complete combustion of the fuel within the engine. The Force combines our proprietary combustion enhancer with the Company’s patented delivery system. The Force airborne combustion enhancer is placed in the engine’s air filter housing. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it enhances fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

Several studies, some of which have paid for by the Company, have shown that The Force produces a more complete combustion of petroleum fuels in internal combustion engines. The studies were not side by side comparisons with other products, but, rather, tested the effects of the catalyst against a baseline in which no enhancing agents were introduced into the combustion process. The most recent study was completed in October, 2000. This study was conducted at the Company’s expense by Automotive Testing and Development Services, Inc., an independent laboratory which tests according to procedures approved by the California Air Resources Board and the US Environmental Protection Agency. Automotive Testing and Development Services has consistently ranked among the very top independent test laboratories in the annual California Air Resource Board sponsored round-robin correlation test.

Automotive Testing and Development Services conducted a test on a medium duty diesel truck using a reformulated and improved version of The Force in accordance with a standardized federal testing procedure. The test was conducted in strict accordance with the provisions of federal and California law. The test resulted in material reduction in total hydrocarbons, NOx (oxides of nitrogen), and CO (carbon monoxide) and a significant improvement in fuel efficiency, that is, an increase in miles per gallon.

Earlier studies include emission tests by the German laboratory DEKRA in July, 1993; laboratory tests by the Czech Republic in September, 1994; the Federal Test on Emissions conducted by California Analytical Labs in Orange, California in August, 1997; and emission tests by a government of Japan facility, the Japanese Automotive Transport Association in 1997.

We principally use third parties to manufacture The Force, although limited production can be and is regularly accomplished at our facility. The raw materials utilized to manufacture The Force are readily available from numerous suppliers.

Marketing

Because of the high cost of gasoline in Europe and Asia, these areas are excellent markets for The Force. Significant inroads are expected in these markets during the next 12 months. Domestically, a full one-half hour infomercial is currently in production. This infomercial will air in selected test markets in late 2000 and will go into wide-spread broadcast during the first quarter of 2001 including selected international markets. Additionally, the Company is developing a national network of professional manufacturers’ representatives to take advantage of that awareness and to insure that The Force is found on retail shelves nationwide.

Competition

There are a substantial number of different after market combustion enhancement products on the market, particularly liquid fuel additives. The Company is not aware of any other airborne combustion enhancer similar to The Force. If the Company introduces a liquid fuel additive, it may face substantial competition from numerous products and companies with significantly greater financial and other resources. However, the Company’s products are water based and environmentally benign, and management believes that once The Force has gained wider name recognition and acceptance, gaining market acceptance of other products containing the catalyst will be easier.

Although we believe The Force is the only airborne fuel additive currently available, we still need to compete for product awareness by the public. We recognize the need to establish public awareness and product recognition among numerous competing products supported by companies with substantially greater marketing resources. We continue our efforts to achieve the necessary product recognition to successfully compete in the combustion enhancement industry.

Regulation

The sale of aftermarket automobile devices is subject to regulation by CARB and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. By this order, CARB does not confirm the effectiveness of The Force. As CARB’s requirements are among the most stringent in the nation, CARB’s Executive Order number is normally accepted in all states. The Company spent approximately $25,000 in connection with obtaining CARB’s Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. The Company does not anticipate any negative effects from compliance with current or future EPA or State regulations.

Catalyst Additives for Hydrocarbon Fuels

The Company has developed a proprietary catalyst/enhancer which has diverse applications in enhancing combustion of hydrocarbon fuels of all types. It is also compatible with many existing chemical processes without requiring retrofit or modification to current plant equipment. Further, because it is water-based, it is environmentally friendly.

The catalyst, as a liquid fuel additive for bulk fuels, is being marketed worldwide. Although the Company has agreements for the sale of some of its catalyst products, no assurance can be given that sales will result from these agreements.

Regulation

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of the Fuels and Alcohol Registration law. All manufacturers of additives for motor vehicle fuels must register the additive before commercial sale of the additive. The Company has registered its F420 gasoline fuel additive with the EPA. American Technologies does not anticipate any negative effects from compliance with current or future EPA or state environmental regulations. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by certain small business provisions. The Company does not anticipate that its fuel additive will be subject to this testing. However the F420 additive was subjected to testing which confirmed that the additive does not cause cell mutation and is not carcinogenic.

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

Household Cleaning and Personal Care Products and Other Applications

As a component of personal care and household products, one of ATG’s catalysts is particularly effective in the enhancement of detergency and enzyme activity. The Company’s cosmetic products all contain 51% cold pressed aloe gel, known for is favorable enzymatic activity. The home care products take advantage of the detergency-enhancing characteristics of the catalyst.

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

The ATG distiller, however, through a proprietary method, achieves the advantages of vacuum distillation without requiring the need for expensive and noisy vacuum pumps. As a result, this distiller virtually eliminates scale buildup and also avoids the extra costs and unreliability of a vacuum pump or air injector. The simplicity of this design is intended to keep repair and maintenance costs to a minimum. The distiller allows the home user the advantages of low temperature vacuum distillation at an affordable price in a unit that is simple and easy to maintain.

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

The particle beam project proposes to produce a beam of heavy particles known as Bose-Einstein condensates. As a beam of particles, it functions in much the same way as the common laser. The important difference is that it is composed of heavy particles rather than light. By accelerating the beam, extremely high energies are possible, and the beam could potentially have much more punching power than today’s strongest laser. The Company has coined the term “BASER” to refer to particle beam technology some of which technology has been licensed from a third party.

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

The Company has more recently developed a separate and wholly-owned particle technology employing a technique in which clusters of microdroplets made of a substance having light nuclei are safely exploded into colliding plasma clouds and thereby cause nuclear fusion. This technology therefore may be used to render nuclear waste harmless by using the neutrons generated by such fusion reactions. Recent advances in this field by other researchers have verified this approach for neutron production. However, the economic viability of this application may be dependent upon the enhancement of existing laser technologies. There can be no assurance either that such developments will be achieved or that the colliding plasma technology will ever be commercially viable in this or any application.

A detailed proposal has been submitted to the U.S. Department of Energy to undertake a pilot project for the production of quantities of neutrons using the colliding plasma technology. Discussions continue at the highest levels of the Department of Energy , although to date there has been no assurance that funding will be provided for the project. American Technologies is also exploring joint venture opportunities for development of the colliding plasma technology with a number of entities.

The second potential application of ATG’s particle technologies is the production of steam for powering turbines and generators to create electrical power. This utility application is a tremendous opportunity to safely start and stop fusion operations without the attendant safety hazard of existing technologies. ATG’s particle technologies are envisioned to compete in this area directly with fossil fuel consuming and nuclear fission-powered electrical generating plants. ATG envisions this application to be ultimately the most beneficial financially to the firm.

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

The Company has applied for a number of patents covering its particle, vacuum distiller and catalyst technologies. The status of the Company’s patent activities is as follows:

•	Particle Technology Patents

The Company has been granted 7 U.S. patents and 9 foreign patents on particle technologies. Additionally, there are 3 U.S. and 6 foreign patent applications pending.

•	Catalyst Technology

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

•	Vacuum Distiller

The Company has been granted 1 U.S. patent on the vacuum distiller technology and there are 2 U.S. patent applications pending. Foreign applications to protect the technology are also in process.

All of the Company’s products currently offered for sale are protected by patents, patent applications or are maintained as trade secrets in the U.S. There is also no assurance that, despite efforts to avoid doing so, the Company’s products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT

The Company has incurred approximately $599,812 and $665,377 in research and development expenses during the years ended July 31, 2000 and 1999, respectively.

ATG’s research staff continues to actively pursue development of new applications of ATG’s three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES

The Company has twelve full-time employees and one part-time employee employed by a subsidiary. None of the Company’s employees is subject to a collective bargaining agreement nor has the Company experienced any work stoppages. The Company believes that its employee relations are good.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information.

The Company’s Common Stock is traded in the over-the-counter market and has been quoted on the National Association of Securities Dealers Automated Quotation System since August 24, 1994, under the symbol “ATEG.” The following quotations represent interdealer prices, without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. The information was obtained from Yahoo Finance Historical Quotes.

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

At such time as dividends may be declared, the Company’s Series A Convertible Preferred Stock is entitled to receive a dividend 10% higher than that paid on the Common Stock.

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

Item 6.  Management’s Discussion and Analysis.

	Year Ended July 31
	2000	1999
Balance Sheet:
Assets	$3,327,328	$4,801,452
Liabilities	$6,293,085	$6,402,721
Stockholders’ (Deficit) Equity	$(2,965,757)	$(1,601,269)

Results of Operations:

Revenue
Technology Products and Licensing	$258,759	$307,583
Other	78,571	198,311

Total Revenue	337,330	505,894

Operating Expenses
Technology Products	437,200	$878,343
Research and Development	599,812	665,377
Mining	74,184	1,495,497
Corporate	3,952,392	6,180,979

Total Expenses	5,063,587	9,220,196

Operating Loss	(4,726,257)	(8,714,302)

Other Expense, Net	(2,048,168)	(2,117,491)
Net Loss Before Discontinued Operations	(6,774,425)	(10,831,793)
Discontinued Operations	—	28,257
Extraordinary Item - Gain on Extinguishment of Debt	55,194	—

Net Loss Attributable to Common Stockholders	(6,719,231)	$(10,803,536)

Net Loss Per Common Share
Continuing Operations	($0.19)	($0.42)

Weighted average number of common shares
outstanding	35,929,108	25,670,304

Total revenue decreased by $168,600 from $505,900 in fiscal 1999 to $337,300 in fiscal 2000 due to decreases in licensing fees of $50,000, lease income of $50,000 and other income of $68,600. The marketing and promotion plan for The Force has been more difficult and taken significantly longer to implement than anticipated by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. The $50,000 fiscal 1999 licensing revenue was the result of a deposit by Bio-Friendly Corporation against a $2,000,000 licensing fee for certain rights to our catalyst technology. Bio-Friendly failed to perform its obligations and forfeited the deposit.

During the last calendar year the Company produced a ½ hour television infomercial. The majority of the cost of production was paid for with common stock. In addition, the Company spent approximately $20,000 for a media broadcast test. An additional test will likely be required before an advertising campaign can be designed. Management anticipates that this test will also cost approximately $20,000. The funds for the second test will come from product sales and additional sales of our securities. The cost of a full advertising campaign cannot be estimated until the results of the second test are received and analyzed.

In the Company’s first test, the media efficiency ratio, the ratio of media dollars spent to revenue generated, was highest on the national cable channel, SPEEDVISION. This indicates that there is an apparent niche market for the Company’s products in the Nascar/Speedvision type of viewer. This is the individual who generally performs his or her own automotive maintenance — from simple oil and filter changes to more extensive repairs and installations.

The Company believes that it will see greater revenue from the sale of technology products during fiscal 2001, although there can be no assurance to this effect.

In order to utilize the Company’s limited cash resources with greater focus on near term revenue generation efforts, the Company has disposed of certain non-core businesses — publishing and gold mining. As a result of these activities and in accordance with Statement of Financial Accounting Standards (“FASB”) No. 121, “Accounting for the Impairment of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount, the Company incurred an expense of $1,338,600 during fiscal 1999 as a loss based upon the estimated realizable value of its mining properties. Since the gold mining assets were not sold as part of a formal plan of disposal, any gain/loss on the sale/impairment of the assets have been included in continuing operations.

Operating loss from continuing operations before discontinued operations decreased by $4,057,400 from $10,831,800 in fiscal 1999 to $6,774,400 in fiscal 2000. The decrease in operating loss is principally attributable to a decrease in general and administrative expenses of $2,228,600 and elimination of loss of impairment of assets held for sale of $1,338,600. In addition, marketing and product expenses declined by $441,100 and interest expense declined by $30,000. The decrease in general and administrative expense is principally the result of a decrease in the amortization of prepaid non-cash (Common Stock) payments to certain consultants in connection with the restructuring efforts of the Company. These payments had been made to conserve cash. Cash used in operations declined by $806,900 from fiscal 1999 to fiscal 2000. The use of non-cash consideration for certain services conserves cash; however, the payee requires higher payment due to the risk associated with receiving common stock instead of payment in cash. Management believes that had cash been available to pay for all services, the operating loss would have been less.

General and administrative expenses includes $609,300 and $585,300 in option expense for fiscal 2000 and 1999, respectively, in accordance with FASB No. 123. FASB No. 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value based method for non-employees and encourages this method for employees. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25 for its employee stock options and will not recognize compensation cost for options issued to employees at or above fair value on the date of grant. However, in accordance with FASB No. 123, pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted for employee stock options has been included in the footnotes to the consolidated financial statements. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of option exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

Interest expense declined by $30,000 from $2,078,200 in fiscal 1999 to $2,048,200 in fiscal 2000. The interest expense primarily consists of the discount from the market value of the Common Stock to be received upon conversion of the debt instruments and fair value of warrants per FASB 123 aggregating $1,638,300 in fiscal 2000 and $1,334,200 in fiscal 1999.

The Company’s cash used in operations decreased by $806,900 from $2,858,000 in fiscal 1999 to $2,051,100 in fiscal 2000. In fiscal 1999, the primary sources of working capital were the net proceeds from the issuance of convertible debt of $2,750,000, proceeds from short term loans and officer/stockholder advances aggregating $430,300 and an increase in accounts payable and accrued liabilities of $596,100. In fiscal 2000, the primary sources of working capital were net proceeds from the issuance of convertible debt of $934,800 and net proceeds from the issuance of stock and stock subscriptions of $390,500 and an increase in accounts payable and accrued liabilities of $518,800.

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

The Company’s current cash monthly operating expenses are approximately $200,000. Management believes the Company’s current cash reserves plus funds which may be available upon the effectiveness of a registration statement on Form SB-2 filed with the Securities and Exchange Commission from the issuance of additional convertible notes pursuant to the subscription agreements discussed below, along with anticipated minimum projected revenues for fiscal 2001, will be sufficient for the Company to operate in the normal course for the next 12 months.

Based on the fact that the Company has now received two orders for The Force from the domestic trucking industry, and based upon projections provided by the Company’s existing customers, management believes that there is sufficient and verifiable evidence to support a projection of sufficient minimum revenues, significantly exceeding historical revenues, to provide the Company with enough working capital to continue to operate. There can be no assurance that actual sales will be generated as projected and sufficient to meet the Company’s cash operating requirements. If sufficient revenues are not attained, the Company may not be able to continue as a going concern.

The Company has entered into subscription agreements providing for up to $5,000,000 of financing and has received $900,000 under these agreements. Based on the current market price of the Company’s common stock, the Company can issue convertible notes for an additional $250,000 to $1,150,000 depending upon the timing of conversions of the notes, if any, by the holders of the notes. The Company also has an arrangement with Bristol Equities Inc. for an equity line of credit in the amount of $12 million. Unless the market price of the Company’s common stock increases significantly or the Company’s stockholders amend the Company’s articles of incorporation to increase the authorized number of shares of common stock, the Company will be unable to draw upon the funds available under the equity line. As a result, as stated previously, the Company’s ability to continue as a going concern is highly dependent upon the generation of revenues.

Going Concern

The Company’s independent public accountants have stated in their report included in this Form 10-KSB that the Company has incurred operating losses in the last two years, has a working capital deficit and significant stockholders deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Item 7.  Financial Statements.

The financial statements of the Company, including the notes thereto and reports of the independent auditors thereon, are attached hereby as exhibits following page number 28.

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

Charles McCarthy: is a graduate of Georgetown University Law Center, where he qualified for membership on its law journal. Presently, he is Counsel to the law firm of O’Conner & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm. Previously, he served as trial attorney for the Securities and Exchange Commission in the Division of Enforcement and as Blue Sky Commissioner for the District of Columbia. Mr. McCarthy recently completed a four year term as General Counsel to the National Association of Corporate Directors and was Director of the National Blue Ribbon Commission on the proposed proxy reform and their impact on executive compensation in the United States. Mr. McCarthy also serves as a director of Avitar Technologies, Inc. and a number of privately held companies.

Lawrence Pressler: has been a partner in the law firm of O’Connor & Hannan, a Washington D.C. and Minneapolis, Minnesota based law firm since 1998. From 1996 to 1998 Mr. Pressler was affiliated with the law firm of Pressler & Associates. From 1975-1996, he served as a member of the U.S. Congress, 18 years of which were in the U.S. Senate. He authored the Telecommunications Act of 1996 as well as various aviation, pipeline, transportation, satellite, foreign policy, business and trade legislation during his time in Congress. He is a former Rhodes Scholar at Oxford, England and a Harvard Law School graduate. Mr. Pressler also serves as a director of Global Light Telecommunications, Inc.

Lawrence Schad: is a principal of the 11 lawyer firm of Beeler, Schad & Diamond, P.C. of Chicago, Illinois which he founded in 1980. His primary practice area are business, commercial and consumer fraud litigation, commercial matters, and business planning and strategy.

Alan Brooks: became a Managing Director of Cone, Rose, Thatcher Ltd. in June, 1999. From May, 1991 through March, 1999 he served as CEO and/or Chairman of Interfund Resources Ltd. He also acted as President and a director of Aviation Resources, Inc. from May, 1996 to February, 1999. Mr. Brooks is also a Director and advisor to Bromar Capital Management, Ltd. and MCAP Investments Group, Ltd. as well as a Partner of Allied Capital Partners, Ltd. Mr. Brooks specializes in marketing, mergers and acquisitions and LBO’s, and has structured financings for a wide variety of companies and government organizations throughout the world.

Directors are elected annually at the Company’s annual meeting of shareholders. The term of each person currently serving as a director will continue until the Company’s next annual meeting or until a successor is duly elected and qualified. Messrs. Schad, McCarthy and General Odom serve on the Company’s Audit Committee.

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board, except to the extent that provisions of employment agreements may govern.

Section 16(b) Beneficial Ownership Compliance

Based upon the Company’s review of the reports on Form 3, Form 4 or Form 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, Mr. Schad failed to timely file one Form 3 and two Form 4s.

Advisory Board:

The Company no longer maintains a formal Advisory Board. However, prior Advisory Board members are still available for consultation by the Company if necessary.

Item 10.  Executive compensation.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company’s executive officers during the fiscal years ended July 31, 1998, 1999, and 2000.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
Name & Principal Position	Year	Annual Salary		Stock Options
Lawrence Brady	2000	$180,000		—
Chairman of the Board and
Chief Executive Officer	1999	273,100	(1)	500,000	(2)

	1998	181,712		500,000	(3)

Shui-Yin Lo	2000	$115,605	(4)	—
Director of Research &
Development and a Director	1999	187,690	(5)	—

	1998	163,882		250,000	(6)
				45,000	(6)

Jim Nicastro	2000	$113,317	(4)	—
Vice President
	1999	153,337		—

	1998	161,632		250,000	(6)
				40,000	(6)

John M. Dab	2000	$154,000		—
General Counsel and
Secretary	1999	156,614	(7)	160,000	(8)

	1998	157,283		—

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

OPTIONS GRANTED IN FISCAL 2000

No stock options were granted to employees during fiscal 2000, however options outstanding under the Company’s 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan were repriced from $0.75 to $0.25 per share in order to maintain the incentive to employees.. The following table presents information regarding the repricing of options held be certain executives.

Name	Number of Securities Underlying Repriced Options Granted	Percent of Total Repriced Options Held by Employees in Fiscal 2000	Exercise Price	Expiration Date
Lawrence J. Brady	100,000	15.2	$0.25	December 31, 2007

Shui-Yin Lo	—	—	—	—

Jim Nicastro	—	—	—	—

John Dab	160,000	24.4	$0.25	December 31, 2007

OPTION VALUES AT JULY 31, 2000

	Number of Securities Underlying Options at July 31, 2000			Value of in-the-money Options at July 31, 2000
Name	Exercisable		Unexercisable	Exercisable	Unexercisable
Lawrence J. Brady	875,000		250,000	$0	$0

Shui-Yin Lo	1,062,500	*	0	0	0

Jim Nicastro	0		0	0	0

John M. Dab	250,000		100,000	0	0

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

Each employment agreement provides for early termination by the Company for “cause,” which includes final conviction of the employee of a felony involving willful conduct materially detrimental to the Company or the final adjudication of the employee in a civil proceeding for acts or omissions to act involving willful conduct detrimental to the Company. In addition, each agreement provides for the payment of three months salary if the employee terminates his employment in connection with a Change of Control as defined in the agreement or one year’s salary in the event the Company terminates the employee during the period commencing 90 days before and ending 180 days after the Change of Control. Change of Control is defined as an event or series of events that would be required to be described as a change in control of the Company in a proxy or information statement distributed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated hereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

Directors of the Company who are employees do not receive compensation for serving as such; non-employee Directors receive $7,500 and an option to purchase 25,000 shares of Common Stock at the fair market value on the day of appointment (or anniversary thereof) per year which vest at the rate of 2,000 shares per month with 3,000 shares vesting in the twelfth month. In lieu of the $7,500 cash payment for calendar 1999, each of the non-employee Directors was given 50,000 shares of common stock valued at $0.12 per share. For calendar 2000, each of the non-employee Directors was paid by issuance of 150,000 shares of common stock at an average price per share of approximately $0.18 per Director. All Directors hold office until the next annual meeting of the shareholders or until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors.

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

Stock Option Plans

The Company’s 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the “Option Plans”) provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At October 20, 2000, 2,221,500 shares of Common Stock were reserved for issuance upon exercise of stock options granted under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 20, 2000 concerning the ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Gaines P. Campbell, Jr	7,006,034	(2)	12.5
1341 Birmingham Highway
Chattanooga, TN 37419

Lawrence J. Brady (3)	1,393,000	(4)	2.8

Charles McCarthy (3)	280,000	(5)	*

William Odom (3)	257,500	(6)	*

Alan Brooks (3)	225,000	(7)	*

Lawrence Pressler (3)	225,000	(7)	*

Lawrence Schad (3)	2,000,400	(8)	4.0

John M. Dab (3)	364,500	(9)	*

All officers and	4,380,900		8.6
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

(8)  Includes 115,300 shares held by Mr. Schad’s children under the Uniform Gift to Minors Act, 183,000 shares held by a trust for which Mr. Schad serves as a trustee with no beneficial interest and 25,000 shares issuable upon exercise of options. Also includes 309,000 shares held by Mr. Schad’s wife and 250,000 shares issuable upon exercise of a warrant also held by Mr. Schad’s wife.

(9)  Includes 4,500 shares of Common Stock held of record by Mr. Dab’s children under the Uniform Gift to Minors Act and 350,000 shares issuable upon exercise of options.

Item 12.  Certain Relationships and Related Transactions.

Particle Technology Agreements

The BASER Agreement with NWEC grants the Company a sublicense to exploit all rights to certain technology relating to the BASER particle beam in its application to the rendering of nuclear waste non-radioactive. With the exception of the application of BASER particle beams for the production of power and energy, if ATG identifies additional applications for the BASER technology, commences research and development efforts with respect to such applications and notifies NWEC of its intent to develop such applications, then such applications will come within the terms of the sublicense, subject to ATG marketing the application within five years of its notification to NWEC of its intent to develop the application. In June, 1994, ATG issued NWEC 300,000 shares of Common Stock valued at $3.00 per share as a one-time license fee under the NWEC Agreement. Additionally, at such time as ATG receives an offer to purchase any application of the BASER particle beam technology for commercial utilization or ATG commences the commercial utilization of any application of the BASER particle beam technology, other than for the production of power, ATG will issue 1,700,000 shares of Series A Stock to NWEC. Further, there is a periodic royalty payment due to NWEC in the amount of 10% of ATG’s net sales from ATG’s exploitation of BASERs. ATG is responsible for maintaining all patents currently in place on the BASER technology. If ATG does not spend at least $100,000 on the development of BASER particle beams during each fiscal year after the fiscal year ending July 31, 1994, the BASER Agreement will terminate. To date, ATG has satisfied this requirement.

The licensor of the BASER technology which the Company has sublicensed from NWEC is Apricot which is 50% owned by Dr. Shui-Yin Lo, a former director of the Company.

On July 22, 1994, the Company entered into a Technology Acquisition Agreement with Shui-Yin Lo, the Company’s former Director of Research and Development and a former member of the Board of Directors. For $150,000, the Company acquired an option to acquire a 50% interest in Apricot or 100% of the technology underlying BASERs as invented by Dr. Lo, if he reacquires such rights. The exercise price for the option is 10,000 shares of Common Stock. The option expires one year after Lo’s delivery to the Company of current audited financial statements of Apricot or evidence of unencumbered titled to the BASERs. Additionally, if Dr. Lo has not received 1,700,000 shares of Series A Stock in connection with the Company’s purchase of the Invention, as defined below, the exercise price will include such shares. Under the Technology Acquisition Agreement the Company also acquired from Shui-Yin Lo exclusive right, title and interest to the invention (the “Invention”) entitled “Method and Apparatus for Generating Nuclear Fusion Energy by Coherent Bosons” for which application for Letters Patent of the United States was filed on December 2, 1991. The consideration for the Invention is an option to acquire 450,000 shares of Common Stock at $3.00 per share, and, at such time as ATG receives an offer to purchase the Invention as developed by ATG for commercial utilization or ATG commences commercial utilization of any application of the Invention developed by ATG, ATG will (i) issue to Lo 1,700,000 shares of Series A Stock and (ii) pay to Lo a royalty at the rate of 7.5% of ATG’s net profit from the exploitation of the Invention. If Dr. Lo receives the 1,700,000 shares of Series A Stock as part of the exercise price for the BASER rights, then Dr. Lo will not receive such shares if the Invention is commercialized in accordance with the foregoing criteria.

The foregoing agreements regarding the BASER do not cover an invention of the Company embodied in certain patent applications regarding non-coherent particle beams.

Certain officers of the Company are employed pursuant to written employment agreements the principal terms of which are described under “Item 10 Executive Compensation.”

Advances to Mr. Brady, Dr. Lo and Mr. Dab totaling $123,523 were forgiven in January, 1999.

The Company is indebted to Michael Kobrin, Vice President of Strategic Planning and Development, in the amount of $220,000. This loan is secured by the personal property of the Company and a junior interest in the Company’s office buildings in Monrovia, California. In connection with this indebtedness, Mr. Kobrin was granted options to purchase a total of 300,000 shares of Common Stock at exercise prices between $0.12 and $0.40 per share.

Mr. Brooks is a principal and officer of two firms which provided consulting services to the Company. In fiscal 1999, prior to Mr. Brooks becoming a director of the Company, these firms were issued 3,000,000 shares of Common Stock valued at $2,161,250 for the consulting services.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

3.3	Amended and Restated Bylaws (2)

3.4	September 3, 1997 Amendments to Bylaws (3)

4.1	Specimen of Common Stock (1)

4.2	Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)

4.3	Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4	Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

4.5	Form of 6% Convertible Debenture. (4)

4.6	Form of 3% Convertible Debenture issued to Gaines P. Campbell, Jr. (4)

4.7	Secured Convertible Debenture issued to Gaines P. Campbell, Jr. (4)

4.8	Form of Secured Redeemable Convertible Debenture issued to Gaines P. Campbell, Jr. (4)

4.9	Subscription Agreement dated July 22, 1999 by and between the Company and Gaines P. Campbell, Jr. (4)

10.1	1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (1)

10.2	Clean Air Pac Agreement effective November 1, 1992, By and Between the Company, Rod Quinn, Loren Zanier, Robert Carroll and David Gann (1)

10.3	License Agreement dated as of March 1, 1994 by and between the Company and B.W.N. Nuclear Waste Elimination Corporation (3)

10.4	Research Agreement dated April 25, 1994 by and between American Technologies Group, Inc. and California Institute of Technology (3)

10.5	Technology Acquisition Agreement entered into as of July 22, 1994 by and between the Company and Shui-Yin Lo (5)

10.6	Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7	Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.8	Agreement dated June 23, 1998 between the Registrant and John R. Collins regarding ATG Media, Inc. (6)

26

10.9	Form of Executive Employment Agreement effective January 1, 1999. (7)

21	List of Subsidiaries of the Registrant.

23	Consent of Corbin & Wertz.

27	Financial Data Schedule

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB, Commission File Number 0-23268.

(2)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Commission File Number 333-68327.

(5)	Previously filed as an exhibit to the Company’s Form 8-K Current Report filed with the Commission on August 15, 1994.

(6)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(7)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 15, 1999.

(b) Reports on Form 8-K The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report. 27

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.
By:	/s/ Lawrence J. Brady ————————— Lawrence J. Brady Chairman of the Board and Chief Executive Officer
Date:	March 15, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence J. Brady —————————— Lawrence J. Brady	Chairman of the Board, Chief Executive Officer Acting Chief Financial Officer Acting Chief Accounting Officer	March 15, 2000

/s/ William Odom —————————— William Odom	Director	March 15, 2000

/s/ Larry Pressler —————————— Larry Pressler	Director	March 15, 2000

/s/ Charles McCarthy —————————— Charles McCarthy	Director	March 15, 2000

/s/ Alan Brooks —————————— Alan Brooks	Director	March 15, 2000

—————————— Lawrence Schad	Director	March __, 2000

28

INDEPENDENT AUDITORS’REPORT

To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (a Nevada corporation) and subsidiaries as of July 31, 2000, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, since its inception, the Company has incurred significant operating losses totaling over $47 million, and at July 31, 2000, has a working capital deficit of $6,005,600 and is in default on its convertible debentures. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, and (2) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

$3,327,328

Continued... F-2

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET — CONTINUED

July 31, 2000
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 657,257
Accrued interest payable	442,961
Accrued payroll and related liabilities	278,394
Accrued professional fees	301,436
Other accrued liabilities	184,265
Amounts due to related parties	598,817
Notes payable	1,704,955
Convertible debentures	2,125,000

Total current liabilities	6,293,085

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value; 10,000,000
shares authorized; 378,061 shares issued and outstanding	378
Series B convertible preferred stock, $.001 par value; 500,000 shares
authorized; liquidation value at $8.00 per share; none issued and outstanding	—
Series C convertible preferred stock, $.001 par value; 2,000 shares
authorized; liquidation value at $1,000 per share; none issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized,
44,955,772 shares issued and outstanding	44,956
Additional paid-in capital	51,235,676
Stock subscriptions	6,750
Prepaid consulting expenses	(173,901)
Accumulated deficit	(54,079,616)

Total stockholders’ deficit	(2,965,757)

$ 3,327,328

See independent auditors’report and accompanying notes to consolidated financial statements F-3

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending July 31,
	2000	1999
Revenues:
Technology products and licensing fees	$ 258,759	$ 307,583
Other	78,571	198,311

Total operating revenues	337,330	505,894

Operating expenses:
General and administrative	3,952,392	6,180,979
Marketing and product development	437,200	878,343
Research and development	599,812	665,377
Mining operations	74,183	156,913
Loss on impairment of assets held for sale	—	1,338,584

Total operating expenses	5,063,587	9,220,196

Other (expense) income:
Interest expense, net	(2,048,168)	(2,078,150)
Loss on investment in joint venture	—	(39,341)

Total other (expense) income	(2,048,168)	(2,117,491)

Net loss from continuing operations	(6,774,425)	(10,831,793)

Discontinued operations:
Loss from discontinued operations	—	(200,943)
Gain on disposal of discontinued operations	—	229,200

Total discontinued operations	—	28,257

Net loss before extraordinary item	(6,774,425)	(10,803,536)

Extraordinary item - gain on extinguishment of debt	55,194	—

Net loss attributable to common stockholders	$(6,719,231)	$(10,803,536)

Basic and fully diluted net loss per common share:
Continuing operations	$ (0.19)	$ (0.42)
Discontinued operations	(0.00)	(0.00)
Extraordinary item	(0.00)	(0.00)

Net loss	$ (0.19)	$ (0.42)

Weighted average number of common shares outstanding	35,929,108	25,670,304

See independent auditors’report and accompanying notes to consolidated financial statements F-4

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’(DEFICIT) EQUITY

For The Years Ended July 31, 2000 and 1999

	Series A Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscriptions	Prepaid Consulting Expenses	Deficit	Total
Balance, August 1, 1998	378,061	$378	22,704,368	$22,704	$39,569,941	$ 63,440	$ —	$(36,556,849)	$ 3,099,614
Stock issued for services rendered	—	—	4,800,000	4,800	3,278,450	—	(3,243,250)	—	40,000
Interest expense recognized for discounted conversion
feature and detachable warrants related to convertible
debentures	—	—	—	—	1,334,227	—	—	—	1,334,227
Stock issued in settlement of accounts payable	—	—	614,738	615	473,117	—	—	—	473,732
Expenses related to granting of stock options	—	—	—	—	585,297	—	—	—	585,297
Common shares subscribed due to exercise of stock
option	—	—	—	—	—	150,000	—	—	150,000
Common shares subscribed for private placement	—	—	—	—	—	42,880	—	—	42,880
Shares issued to former officer-shareholder for refund
of $500,000 deposit on abandoned sale of ATG Media	—	—	561,798	562	499,438	—	—	—	500,000
Issuance of stock for stock subscriptions from prior years	—	—	42,619	43	57,957	(58,000)	—	—	—
Issuance of stock for settlement of claim	—	—	650,000	650	324,350	—	—	—	325,000
Stock subscription cancelled	—	—	—	—	—	(1,500)	—	—	(1,500)
Amortization of prepaid consulting expenses	—	—	—	—	—	—	2,653,017	—	2,653,017
Net loss	—	—	—	—	—	—	—	(10,803,536)	(10,803,536)

Balance, July 31, 1999	378,061	378	29,373,523	29,374	46,122,777	196,820	(590,233)	(47,360,385)	(1,601,269)

Continued . . .	F-5

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’(DEFICIT) EQUITY-CONTINUED

For The Years Ended July 31, 2000 and 1999

	Series A Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscriptions	Prepaid Consulting Expenses	Deficit	Total
Stock issued in conversion of debt, including accrued interest
of $8,588, net of issuance costs of $65,229	—	—	9,451,552	9,451	1,633,908	—	—	—	1,643,359
Interest expense recognized for discounted conversion feature
and detachable warrants related to convertible debentures	—	—	—	—	1,629,657	—	—	—	1,629,657
Stock issued in settlement of accounts payable	—	—	24,000	24	9,119	—	—	—	9,143
Stock issued under reset rights	—	—	496,491	496	(496)	—	—	—	—
Stock issued for services rendered	—	—	2,381,491	2,381	636,203	—	(219,109)	—	419,475
Expenses related to granting of stock options	—	—	—	—	620,418	—	—	—	620,418
Exercise of stock options and warrants	—	—	824,381	825	117,175	—	—	—	118,000
Stock issued for cash	—	—	1,758,334	1,759	270,741	—	—	—	272,500
Issuance of stock for stock subscriptions from prior years	—	—	646,000	646	196,174	(196,820)	—	—	—
Stock subscribed for services	—	—	—	—	—	6,750	—	—	6,750
Amortization of prepaid consulting expenses	—	—	—	—	—	—	635,441	—	635,441
Net loss	—	—	—	—	—	—	—	(6,719,231)	(6,719,231)

Balance, July 31, 2000	378,061	$378	44,955,772	$44,956	$ 51,235,676	$ 6,750	$(173,901)	$(54,079,616)	$(2,965,757)

See independent auditors’report and accompanying notes to consolidated financial statements F-6

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ending July 31,
		2000	1999
Cash flows from operating activities:
Net loss		$(6,719,231)	$(10,803,536)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization		775,265	574,593
Amortization of prepaid consulting expenses		635,441	2,653,017
Write-off of advances to officers and stockholders		—	138,198
Stock issued and subscribed as consideration for services
and settlement of claims and accounts payable		435,368	845,112
Imputed interest expense for notes payable and capital
leases		—	81,913
Imputed interest expense on convertible debentures
and accrued interest converted to common stock		1,638,245	1,334,227
Stock options issued to consultants and employees		609,304	585,297
Gain on disposal of discontinued operations		—	(229,200)
Loss on impairment of assets held for sale		—	1,338,584
Loss on investment in a joint venture		—	39,341
Gain on extinguishment of debt		(55,194)	—
Changes in operating assets and liabilities:
Accounts receivable		(8,466)	(1,101)
Inventories		6,599	(30,880)
Other current assets		3,953	(16,318)
Accounts payable and accrued liabilities		518,845	596,071
Amounts due to related parties	;	108,767	36,713

Net cash used in operating activities		(2,051,104)	(2,857,969)

Cash flows used in investing activities:
Purchases of property and equipment		(9,453)	(1,368)

Cash flows from financing activities:
Advances to officers/stockholders, net		—	255,300
Proceeds from issuance of convertible debentures,
net of issuance costs of $65,229 in fiscal 2000		934,771	2,750,000
Proceeds from notes payable		47,250	175,000
Payments on notes payable		(18,189)	(13,586)
Payments on capital lease obligations		—	(50,000)
Deposit on sale of discontinued operations		—	200,000
Net proceeds from issuance of stock and stock
subscriptions		390,500	185,000

Net cash provided by financing activities		1,354,332	3,501,714

Continued... F-7

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Years Ending July 31,
	2000	1999
Net cash flows from discontinued operations	—	7,235

Net change in cash and cash equivalents	(706,225)	649,612

Cash and cash equivalents, beginning of year	710,175	60,563

Cash and cash equivalents, end of year	$ 3,950	$ 710,175

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 231,700	$ 146,724

Income taxes	$ 800	$ 1,600

Supplemental disclosure of non-cash investing and
financing activities:
Stock issued for refund of deposit on abandoned sale
of discontinued operations	$ —	$ 500,000

Conversion of debt to common stock	$ 1,700,000	$ —

Sale/abandonment of interest in mining assets, net
of impairment		$ 2,440,000
Assumption/release of notes payable and capital
lease obligations		764,000

Non-interest bearing note receivable, net of
imputed interest	$ —	$1,676,000

Cancellation of debt by repricing of option	$ 66,307	$ —

See independent auditors’report and accompanying notes to consolidated financial statements F-8

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 1 — ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

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

In 1995, ATG acquired 100 percent of the common stock of New Concept Mining, Inc., a Nevada corporation (“New Concept Mining”). New Concept Mining was formed for the purpose of acquiring mineral properties with the long-term goal of developing and mining these properties. Prior to fiscal 1997, the mineral properties were non-producing, either never mined or mining activities ceased in excess of ten years ago. In fiscal 1997, the Company began limited operations on certain properties. However, in fiscal 1998, the Company decided not to invest any additional significant funds to develop its mining properties so as to more fully focus its resources on its core environmental technology and has sold certain of its mining properties and related milling equipment (see Note 9). Neither management nor the Board of Directors has adopted a formal plan of disposal for the mining operations; therefore, discontinued operations treatment for the mining operations is not appropriate in the accompanying consolidated financial statements.

Significant Business Risks

Since its inception through July 31, 2000, the Company has incurred significant operating losses totaling over $47 million, and at July 31, 2000, has a working capital deficit of $6,005,600 and is in default on its convertible debentures (see Note 6). The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, and (2) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through private offerings of debt and equity (see Note 17 for recent capital raising activities). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 1 — ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS, continued

Principles of Consolidation

The consolidated financial statements include the accounts of ATG and its wholly owned subsidiary, New Concept Mining. All material intercompany profits, transactions and balances have been eliminated in consolidation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments.” SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. At July 31, 2000, the carrying amounts of the Company’s cash and cash equivalents, marketable securities, trade payables, accrued expenses, and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. At July 31, 2000, the estimated fair value of the note receivable was determined to be $1,695,000, based on a discount rate of prime plus 2% (totaling 11.50% at July 31, 2000). This discount rate was determined by management based on the factors discussed in Note 4. The estimated fair value of amounts due to related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

Cash and Cash Equivalents

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time, the Company has balances in banks that are in excess of the FDIC limits.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased product and supplies.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of,” the Company reviews, as circumstances dictate, the carrying amount of its mineral properties, intangible assets and other facilities.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

During 1998, the Company decided not to invest any additional significant funds to develop its mining properties and is seeking buyers for properties and related milling equipment. Based upon preliminary offers received to date, the Company has recognized impairment losses during 2000 and 1999 of $0 and $1,338,584, respectively, in the carrying value of assets held for sale due to the carrying value of these assets being in excess of estimated sale price (see Note 9).

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

Patents

Net patent costs of $169,455 are included in other assets at July 31, 2000 and consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seven years.

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

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue for its technology products upon shipment of goods to its customers under Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” issued by the Securities and Exchange Commission in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company’s adoption of SAB 101 did not have a material impact on its financial position and results of operations.

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

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Options

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) issued in October 1995. In accordance with provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation expense for options issued to employees when the grant price is equal to or more than the market price.

In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25.” FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination

Extraordinary Item

In May 2000, the Company granted 200,000 options to a related party in exchange for cancellation of a payable of $66,307. The value of the options at the date of grant was $11,113, which resulted in a gain on extinguishment of debt of $55,194 that is shown as an extraordinary item in the accompanying consolidated statement of operations.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company’s financial position or results of operations as the Company has no items of comprehensive income.

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information” (see Note 14). SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles general accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectability of notes and accounts receivable and the realizability of inventories and long-lived assets. Actual results could differ from those estimates.

New Financial Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of this standard on its results of operations, financial position or cash flows.

Reclassifications

Certain amounts in the July 31, 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 3 — PROPERTY AND EQUIPMENT

Summary of property and equipment as of July 31, 2000 is as follows:

Land	$ 431,000
Property and equipment	1,416,971

1,847,971
Less accumulated depreciation and amortization	(723,583)

$ 1,124,388

Subsequent to July 31, 2000, the Company sold its land and building with a net book value of approximately $950,000 to a third party for $1,300,000 in a sale-leaseback transaction (see Note 17). F-14

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 4 — NOTE RECEIVABLE

During fiscal year 1999, the Company sold its interest in a mining property and its remaining gold mines (see Note 9) for a non-interest bearing note of $2,500,000 which was discounted to $1,676,000 based upon an imputed interest rate of 10%. Management determined the 10% discount rate (equivalent to the prime rate plus 2% at the date of the note) to be reasonable based on the following: (1) the note is secured by the underlying property, which management estimated to have a fair value in excess of the note balance at the date of the note should management be required to foreclose; and (2) management has had business dealings with the noteholder in the past and considers the credit risk to be low. The note is payable in installments from January 1, 2002 to January 1, 2008. During fiscal year 2000, management determined not to amortize the discount to interest income until payments are received. Based on prior transactions with this note holder, management believes the note is collectible. However, there can be no assurance that industry or economic conditions will not change which could result in this note becoming completely or partially uncollectible.

NOTE 5 — NOTES PAYABLE

Notes payable are summarized as follows as of July 31, 2000:

Note payable to financial institution with monthly payments
of interest at 12.95% and a balloon payment of $877,500. This
amount was paid after year-end (see Note 17)		$ 877,500

Note payable to Anthony Selig (see below)		605,205

Note payable to Gaines Campbell, interest at 8.0%, due on demand	175,000

Revolving line of credit with a bank, borrowings of up to $50,000 with minimum monthly interest payments at the bank’s prime
rate plus 2% (totaling 11.5% at July 31, 2000), guaranteed by
certain officers of the Company	47,250

		$1,704,955

Notes payable of $125,000 and $600,000 were issued to Anthony Selig in conjunction with the Company’s acquisition of the mining properties, which are secured by a first deed of trust on the property and equipment acquired. The $125,000 note payable carries an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773, with principal payments of $120,000 due each year beginning on June 14, 1996, through June 14, 2000. During 1998, the above notes were amended and the outstanding principal amounts were due with $100,000 of principal and accrued interest payments in fiscal 1999 and the remaining principal plus accrued interest due March 15, 2000.

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

NOTE 6 — CONVERTIBLE DEBENTURES

Convertible debentures are summarized as follows as of July 31, 2000:

Convertible debentures, 7.5%	$ 75,000
Subordinated convertible debentures, 3%	550,000
Secured subordinated convertible debentures, prime plus 0.5%
(totaling 10% at July 31, 2000)	500,000
Secured subordinated convertible debentures, 8.5%	1,000,000

$2,125,000

In October 1997, the Company issued $3,225,000 of 7.5% convertible debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company’s Common Stock at the Company’s discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. As of July 31, 1999, $75,000 of the debentures are outstanding, which are currently in default as the remaining balance was not repaid as of October 15, 1999.

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

NOTE 6 — CONVERTIBLE DEBENTURES, continued

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

In July 1999, the Company issued a $1,000,000 secured convertible debenture bearing an interest rate of 8.5%, maturing June 3, 2003. Included with the convertible debenture were 300,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. The agreement specifies that monthly interest will be paid on the last day of each month commencing August 31, 1999. The conversion price ranges from $0.25 to $0.35 per share. The conversion feature and warrants vest immediately. In connection with the discounted conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $781,009 during fiscal 1999. This convertible debenture is secured with substantially all patents and pending patents relating to a certain technology of the Company, certain trademarks of the Company, and a subordinated interest in the Company’s office buildings in Monrovia, California. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

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

F-17

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 6 — CONVERTIBLE DEBENTURES, continued

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

All of the convertible debentures are subject to certain non-financial covenants. The covenants include maintaining the Company’s stock listing on the exchange or over-the-counter market and keeping current on all other debt. The Company is not in compliance with all of the non-financial covenants as of July 31, 2000; therefore, all convertible debt is shown as current.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 7 — TECHNOLOGY RIGHTS

In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force® airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. Included in general and administrative expenses is amortization expense of $400,000 for each of the years ended July 31, 2000 and 1999. The technology rights are fully amortized as of July 31, 2000.

NOTE 8 — CAPITAL STOCK

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

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock (“Series A Stock”). The Series A Stock receives a ten percent higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2000, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock (“Series B Stock”). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B Stock. As of July 31, 2000, there are no Series B Stock issued and outstanding.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 8 — CAPITAL STOCK, continued

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to Common Stock at a 30 percent discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2000, there are no Series C Stock issued and outstanding.

Stock Option Plans

The Company has adopted the 1993 Incentive Stock Option Plan (“Incentive Plan”) and the 1993 Non-Statutory Stock Option Plan (“Non-Statutory Plan”) to grant options to purchase up to a maximum of ten percent of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten- percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

Transactions involving the plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at July 31, 1998	1,584,000	$2.51	$1.50 – 6.25
Granted	980,125	0.73	0.30 – 0.75
Exercised	—	—	—
Canceled	(1,014,000)	1.88	0.75 – 6.25

Outstanding at July 31, 1999	1,550,125	0.78	0.30 – 3.00
Granted	213,750	0.64	0.30 – 0.75
Exercised	—	—	—
Canceled	(842,375)	0.80	0.30 – 3.00

Outstanding at July 31, 2000	921,500	$0.39	$0.25 – 0.75

F-20

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 8 — CAPITAL STOCK, continued

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

The following summarizes information about stock options outstanding at July 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.25	656,500	2.81	$0.25	553,000	$0.25
$0.75	265,000	3.29	$0.75	265,000	$0.75

Transactions involving options and warrants not covered by the plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at July 31, 1998	6,035,773	$2.53	$0.97 – 10.07
Granted	3,329,000	0.77	0.25 – 1.50
Exercised	(500,000)	0.30	0.30
Canceled	(872,500)	1.23	0.35 – 3.00

Outstanding at July 31, 1999	7,992,273	1.32	0.25 – 4.06
Granted	9,104,984	0.16	0.12 – 0.75
Exercised	(824,381)	0.14	0.14 – 0.20
Canceled	(2,328,113)	1.64	0.19 – 4.00

Outstanding at July 31, 2000	13,944,763	$0.57	$0.12-4.06

F-21

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 8 — CAPITAL STOCK, continued

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

The following table summarizes information about non-plan stock option and warrants outstanding at July 31, 2000:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.12-$0.50	8,546,490	2.47	$0.16	8,046,490	$0.16
$0.75-$0.98	3,522,116	5.17	0.75	3,154,616	0.75
$1.00-$1.88	1,266,401	1.61	1.40	809,401	1.37
$2.12-$4.06	609,756	2.02	3.43	609,756	3.43

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below for the years ended July 31:

	2000	1999
Net loss attributable to common stockholders, as reported	$ (6,719,231)	$ (10,803,536)
Net loss attributable to common stockholders, pro forma	$ (7,421,269)	$ (12,348,609)
Loss per share, as reported	$ (0.19)	$ (0.42)
Loss per share, pro forma	$ (0.21)	$ (0.48)

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 8 — CAPITAL STOCK, continued

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999
Expected dividend yield	0%	0%
Weighted average expected stock price volatility	165%	186%
Risk free interest rate	6.5%	5-6%
Expected life of option	1 to 3 years	1 to 3 years

Total consulting expense charged to operations for options or warrants granted to non-employees (in accordance with SFAS 123) was approximately $609,000 (excluding approximately $11,000 not recorded to expense related to the extinguishment of debt – see Note 2) and $548,000 for fiscal year 2000 and 1999, respectively. Total interest expense charged to operations for options or warrants granted to non-employees in connection with debt financing (in accordance with SFAS 123) was approximately $779,000 and $237,000 for fiscal 2000 and 1999, respectively. Total expense charged to operations in fiscal year 2000 and 1999 for options granted to employees at grant prices lower than market price at the date of grant (in accordance with APB Opinion 25) was approximately $0 and $37,000, respectively.

Stock Subscriptions

As of July 31, 2000, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750. During 2000, 646,000 shares valued at $196,820 relating to prior year subscriptions were issued.

NOTE 9 — ASSETS HELD FOR SALE

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

NOTE 9 — ASSETS HELD FOR SALE, continued

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

NOTE 10 — JOINT VENTURE

In February, 1998, the Company formed a joint venture (with an approximate 27% ownership interest), which was accounted for in accordance with the equity method. The joint venture marketed various personal and home care products containing the Company’s proprietary catalyst technology. Sales of these products commenced in June 1998. During fiscal year 1999, the joint venture ceased operations due to significant losses. The Company recognized a loss for its remaining basis in the joint venture of approximately $39,000.

NOTE 11 — DISCONTINUED OPERATIONS

On June 23, 1998, the Company entered into a sales agreement with a former officer/stockholder to sell the stock of ATG Media for $500,000. The Company received $500,000 in cash as a deposit, but subsequently terminated the agreement and issued 561,798 shares of the common stock to the former officer/stockholder for the deposit pursuant to the terms of the agreement.

On April 30, 1999, the Company entered into a sales agreement with Space Frontiers.com, Inc., an unrelated company, to sell its entire interest in ATG Media. The Company received $1,000 cash and a release of all liabilities associated with ATG Media (approximately $340,000). The sale also guaranteed the Company certain advertising rights on the buyer’s web pages, but due to uncertainties regarding the value of this advertising, the Company has not recognized this as part of the consideration for the sale.

Loss from operations of ATG Media were approximately $202,000 for fiscal 1999. The Company recognized a gain on the sale of $229,200 in fiscal 1999 due to the release of liabilities in excess of assets.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 12 — RELATED PARTY TRANSACTIONS

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

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation (NWEC), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams (Basers) in their application to the rendering of nuclear waste non-radioactive. At such time as ATG receives an offer to purchase any application of the Baser Technology for commercial use, ATG will issue up to 1,700,000 shares of ATG Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on ATG’s net sales from exploitation of Basers. In the event ATG does not spend at least $100,000 on the development of Basers during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2000.

During fiscal 1997, the Company completed payments of $150,000, in the aggregate, to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should ATG receive an offer to purchase the Baser Technology for commercial utilization, ATG is required to issue 1,700,000 shares of ATG Series A Convertible Preferred Stock and pay quarterly royalties of seven and one half percent of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by ATG is 10,000 shares of ATG Common Stock, a royalty of five percent of ATG’s net profits, if any, from the exploitation of Basers through July 21, 1999, and issuance of the Series A Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2000 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser Technology is provided by the Company.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 13 — INCOME TAXES

A provision for income taxes of $1,000 (representing minimum state taxes) were recorded in fiscal years 2000 and 1999, respectively.

Net temporary differences that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

Deferred tax assets:
Net operating loss carryforward	$ 20,108,000
Long-term deferred tax assets	318,000
Valuation allowances	(20,426,000)

Net deferred tax asset	$ —

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

The difference between the tax provision recorded for financial statements purposes for fiscal 2000 and 1999 and the tax benefit determined by multiplying the Company’s pre-tax loss by the federal statutory rate is due primarily to current year losses for which no tax benefit was recorded.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 14 — COMMITMENTS AND CONTINGENCIES, continued

Litigation

The Company is involved in various lawsuits against the Company, arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would not be material to the Company’s financial position or results of operations.

Contingent Sale

In May 2000, the Company shipped product to a foreign customer. Since the collectability of this $3.7 million sale is uncertain, the sale was not recorded in fiscal 2000 and will only be recorded in the future upon its collection by the Company. The related costs of goods shipped have been expensed as the Company’s ability to have the product returned is questionable.

Distribution Agreement

In April 2000, the Company entered into an agreement with a distributor that calls for the distributor to make certain minimum annual purchases over a seven-year period. In connection with the agreement, the Company issued an option to purchase 500,000 shares of common stock at fair market value on the date of vesting. The option vests at the rate of 50,000 shares for each $1,000,000 of sales generated by the distributor. As the option is in substance contingent upon the future performance of the distributor, it has not been recorded in the options discussed in Note 8. No amounts have been recorded in the July 31, 2000 financial statements as no sales have been generated by the distributor under this agreement.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 15 — INDUSTRY SEGMENT INFORMATION

The Company’s principal remaining business segment is Technology Products (The Force and Waste Water Treatment, among others).

Financial information about industry segments as of and for the years ended July 31, 2000 and 1999, is as follows:

	2000	1999
Operating revenues:
Technology products	$ 258,759	$ 307,583
Corporate	57,854	127,879
Mining	20,717	70,432

Total operating revenues	$ 337,330	$ 505,894

Operating loss:
Technology products, including research
and development	$ 799,174	$1,236,137
Mining, including impairment	53,466	1,425,065
Corporate expenses	3,873,617	6,053,100

Net operating loss	$4,726,257	$8,714,302

Identifiable assets:
Technology products	$ 473,300	$1,138,165
Mining assets held for sale	70,000	107,885
Corporate and other	2,784,028	3,555,402

Total	$3,327,328	$4,801,452

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company’s operations in each segment.

NOTE 16 — MAJOR CUSTOMERS

The Company sells a substantial portion of its technology products to three customers. During fiscal 2000 and 1999, the Company’s sales to these three customers approximated 54% and 30%, respectively of total sales and 71% and 49%, respectively, of technology product sales. At July 31, 2000, amounts due from these three customers included in accounts receivable are $57,234.

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended July 31, 2000 and 1999

NOTE 17 — SUBSEQUENT EVENTS

On August 4, 2000, the Company issued 125,000 restricted shares of common stock in exchange for $10,000 to an outside party.

On August 25, 2000, the Company entered into a sale-leaseback transaction with an unrelated party for total consideration of $1,300,000, recognizing a deferred gain of $286,125. As a result of the sale, the Company paid its note payable of $877,500 (see Note 5) and the related accrued interest. The gain on the sale will be deferred and recognized over the maximum life of the lease. The lease calls for minimum monthly payments of $9,222 through August, 2001 with annual increases through August, 2005 totaling approximate $595,000, and is cancelable by either party with six months notice.

Upon the sale of the underlying property, the Company used $50,000 of the proceeds to pay the related party note holder in exchange for releasing the security in the property (see Note 12).

On September 6, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002, for proceeds of $432,500. The Company recorded debt issuance costs of $67,500 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to 75% of the average of the lowest three trading prices during the fifteen trading days prior to conversion. In connection with these convertible debentures, 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $204,696 which is included in interest expense in the accompanying consolidated statements of operations for the three months ended October 31, 2000. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

On September 6, 2000, the board of directors granted the non-employee directors 750,000 shares valued at $0.12 per share as compensation for services rendered as board members, recognizing $90,000 of compensation expense under APB Opinion 25. In addition, the Company granted options to employees to purchase 1,300,000 shares at an exercise price of $0.12 per share, recognizing no expense under APB opinion 25.

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share in exchange for $253,368.

On October 13, 2000, the Company entered into an agreement with a related party to reprice an option to purchase 50,000 shares to $0.10 per share from $0.50 per share in exchange for forgiveness of $125,000 due to the option holder. The value of the repriced options ($2,592) and the difference between the value of the repriced options and the $125,000 note balance of $122,408 was recorded as a contribution of capital as the transaction was between related parties.