Form 10QSB/A
period 2000-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2001-03-16
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 1 to
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

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES”, “BELIEVES”, “INTENDS”, “FUTURE”, AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO RELFECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

Page 2

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

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-CONTINUED

OCTOBER 31, 2000 AND JULY 31, 2000

	October 31, 2000	July 31, 2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 547,794	$ 657,257
Accrued interest payable	366,490	442,961
Accrued payroll and related liabilities	259,452	278,394
Accrued professional fees	264,159	301,436
Other accrued liabilities	179,530	184,265
Amounts due to related parties	359,705	598,817
Notes payable	780,205	1,704,955
Current portion of convertible debentures	2,125,000	2,125,000

Total current liabilities	4,882,335	6,293,085

Convertible debentures, net of current portion	432,500	—
Deferred gain on sale-leaseback	272,781	—

Total liabilities	5,587,616	6,293,085

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value;
10,000,000 shares authorized; 378,061 shares
Issued and outstanding	378	378
Series B convertible preferred stock, $.001 par value;
500,000 shares authorized; liquidation value at $8.00
per share; none issued and outstanding	—	—
Series C convertible preferred stock, $.001 par value;
2,000 shares authorized; liquidation value at $1,000
per share; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 49,199,778 and 44,955,772 shares issued
and outstanding at October 31, 2000 and July 31, 2000,
respectively	49,200	44,956
Additional paid-in capital	51,998,469	51,235,676
Stock subscriptions	6,750	6,750
Prepaid consulting expenses	(154,526)	(173,901)
Accumulated deficit	(55,085,297)	(54,079,616)

Total stockholders’ deficit	(3,185,026)	(2,965,757)

	$ 2,402,590	$ 3,327,328

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

(Unaudited)

	Three Months Ended October 31,
	2000	1999
Revenues:
Technology products	$ 6,249	$ 63,954
Other	971	20,305

Total operating revenues	7,220	84,259

Operating Expenses:
General and administrative	595,641	1,014,756
Marketing and product development	60,729	95,858
Research and development	68,787	109,263
Mining operations	18,730	23,340
Amortization of technology rights	—	100,000

Total operating expenses	743,887	1,343,217

Other (Expense) Income:
Interest expense, net	(282,359)	(532,697)
Gain on sale-leaseback	13,345	—

	(269,014)	(532,697)

Net loss attributable to common stockholders	$(1,005,681)	$(1,791,655)

Basic and fully diluted net loss per common share	$ (0.02)	$ (0.06)

Weighted average number of
common shares outstanding	46,705,492	29,706,406

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

(Unaudited)

		Three Months Ended October 31,
		2000	1999
Cash flows from operating activities:
Net loss		$(1,005,681)	$(1,791,655)
Adjustments to reconcile net loss to net cash used
in operating activities:	;
Depreciation and amortization		27,315	143,636
Amortization of prepaid consulting expenses		19,375	432,800
Amortization of deferred gain on sale-leaseback		(13,344)	—
Stock issued and subscribed as consideration for services		90,000	69,750
Imputed interest income on notes receivable		—	(28,049)
Imputed and accrued interest expense on convertible debentures		204,696	467,864
Stock options issued to consultants and employees		83,973	—
Changes in operating assets and liabilities:
Accounts receivable		55,287	(5,354)
Inventories		8,743	(59,178)
Other current assets		(84,881)	23,533
Accounts payable and accrued liabilities		(82,445)	(37,305)
Amounts due to related parties		(59,112)	(2,899)

Net cash used in operating activities		(756,074)	(786,857)

Cash flows from investing activities:

Cash flows from financing activities:
Proceeds from issuance of convertible debentures		432,500	500,000
Net Proceeds from dispositon of assets		126,527	—
Payments on notes payable		(47,250)	(5,807)
Payments on short-term loan to an officer		(5,000)	(65,000)
Net proceeds from issuance of stock and stock subscriptions		263,368	—

Net cash provided by financing activities		770,145	429,193

Net change in cash and cash equivalents		14,071	(357,664)

Cash and cash equivalents, beginning of period		3,950	710,175

Cash and cash equivalents, end of period		$ 18,021	$ 352,511

Supplemental disclosure of non-cash investing
and financing activities:

Conversion of debentures		$ —	$ 100,000

Cancellation of debt by repricing of option		$ 125,000	$ —

Sale price of land and buildings, net		$ 1,237,692
Less: Repayment of a note to a mortgage holder		$ (877,500)
Repayment of a note to a related party		$ (50,000)
Pepayment of other debts related to the property		$ (164,443)
Deposit on lease of the building		$ (19,222)

Net proceeds		$ 126,527	$ —

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

Page 7

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

In September, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of 75% of the average of the lowest three trading prices during the fifteen trading days prior to issuance or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $204,696 included in interest expense in the accompanying Statements of Operations. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements. In addition, these debenture agreements contain loan covenants with which the Company was in compliance at October 31, 2000. Therefore, this debenture is classified as a long-term liability in the accompanying consolidated balance sheet at October 31, 2000.

The conversion rights of the Company’s debentures may qualify as imbedded derivatives as defined in Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Based on initial investigations, management believes the effect of applying SFAS 133 is not significant to the financial statements of the Company at October 31, 2000 and for the three months then ended.

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

Page 8

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

Page 9

9.	Industry Segment Information

The Company’s principal remaining business segment is Technology Products (The Force(R)).

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

Page 12

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

Total liabilities decreased by $705,500 from $6,293,100 to $5,587,600 at July 31, 2000 and October 31, 2000, respectively. This decrease was principally due to decreases in notes payable of 924,800 and amount due to related parties of $239,100, offset by an increase in convertible debentures of $500,000. The decrease in notes payable principally resulted from the payment of the $877,500 note secured by the building sold by the Company.

The Company decreased the cash used in operations by $30,800 from $786,900 to $756,100 for the three months ended October 31, 1999 and October 31, 2000, respectively. The principal source of working capital during the three months ended October 31, 2000 was net proceeds of $432,500 from the issuance of $500,000 of principal amount of secured convertible debentures, net proceeds of $263,400 from issuance of stock and net proceeds of $126,500 from sale of the land and building. During the comparable period in 1999, the principal source of working capital was the issuance of $500,000 of principal amount of convertible debentures.

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

Going Concern

The Company’s independent public accountants have stated in their report included in the Company’s Annual Report on Form 10-KSB that the Company has incurred significant operating losses in the last two years, has a working capital deficit and is in default on some convertible debentures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Statements included in this Management’s Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements”. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

27  Financial Data Schedule

(b)  Reports on Form 8-K.

None.

Page 13

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.
By:	/s/ Lawrence J. Brady ————————— Lawrence J. Brady Chairman of the Board and Chief Executive Officer Acting Chief Financial Officer
Date:	March 15, 2001

Page 14