Form 10QSB
period 2001-03-26
AMERICAN TECHNOLOGIES GROUP INC
filed 2001-03-26
CIK 878547

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001

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

As of March 14, 2001, the registrant had 49,239,778 shares of Common Stock outstanding.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of January 31, 2001 and July 31, 2000	3-	4

	Consolidated Statements of Operations for the Three and Six Months ended January 31, 2001 and 2000	5

	Consolidated Statements of Cash Flows for the Six Months ended January 31, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

ITEM 2	Management’s Discussion and Analysis	12

PART II	OTHER INFORMATION

ITEM 2	Changes in Securities	14

ITEM 6	Exhibits and Reports on Form 8-K	14

	Signatures	15

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

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JANUARY 31, 2001 AND JULY 31, 2000

ASSETS	January 31, 2001	July 31, 2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 5,499	$ 3,884
Accounts receivable, net of allowance for doubtful
accounts of $10,000 at January 31, 2001 and
July 31, 2000, respectively	97,070	78,996
Inventories, net	180,326	173,939
Other current assets	24,967	28,000

Total current assets	307,862	284,819
Property and equipment, net of accumulated
depreciation and amortization of $596,936 and $723,583
at January 31, 2001 and July 31, 2000, respectively	135,887	1,124,388
Other assets	171,228	169,455

Assets of discountined operations	—	1,748,666

	$614,977	$3,327,328

The accompanying notes are an integral part of these consolidatd financial statements. Page 3

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-CONTINUED JANUARY 31, 2001 AND JULY 31, 2000

LIABILITIES AND STOCKHOLDERS’ DEFICIT	January 31, 2001	July 31, 2000
	(Unaudited)
Current liabilities:
Accounts payable	$ 507,591	$ 585,712
Accrued interest payable	364,688	406,269
Accrued payroll and related liabilities	315,927	273,895
Accrued professional fees	254,388	301,436
Other accrued liabilities	185,224	183,729
Amounts due to related parties	390,621	598,817
Notes payable	219,800	1,099,750
Current portion of convertible debentures	2,125,000	2,125,000
Liabilities of discontinued operations	—	718,477

Total current liabilities	4,363,239	6,293,085
Convertible debentures, net of current portion	803,519	—
Deferred gain on sale-leaseback	259,436	—

Total liabilities	5,426,194	6,293,085

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value;
10,000,000 shares authorized; 378,061 shares
Issued and outstanding	378	378
Series B convertible preferred stock, $.001 par value;
500,000 shares authorized; liquidation value at $8.00
per share; none issued and outstanding	—	—
Series C convertible preferred stock, $.001 par value;
2,000 shares authorized; liquidation value at $1,000
per share; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 49,239,778 (including 40,000 of committed shares)
and 44,955,772 shares issued and outstanding at
January 31, 2001 and July 31, 2000, respectively	49,240	44,956
Additional paid-in capital	52,374,344	51,235,676
Stock subscriptions	6,750	6,750
Prepaid consulting expenses	—	(173,901)
Accumulated deficit	(57,241,929)	(54,079,616)

Total stockholders’ deficit	(4,811,217)	(2,965,757)

	$ 614,977	$ 3,327,328

The accompanying notes are an integral part of these consolidatd financial statements. Page 4

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000 (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
Revenues:
Technology products	$ 93,048	$ 63,496	$ 99,297	$ 127,450
Other	—	14,250	971	29,141

Total operating revenues	93,048	77,746	100,268	156,591

Operating Expenses:
General and administrative	449,535	952,680	1,045,177	1,967,436
Marketing and product development	359,744	101,986	420,472	197,844
Research and development	81,589	132,643	150,376	241,906
Amortization of technology rights	—	100,000	—	200,000

Total operating expenses	890,868	1,287,309	1,616,025	2,607,186

Other (Expense) Income:
Interest expense, net	(385,678)	(531,224)	(658,865)	(1,082,117)
Amortization of deferred gain
on sale-leaseback	13,344	—	26,689	—

	(372,334)	(531,224)	(632,176)	(1,082,117)

Net loss from continuing operations	(1,170,154)	(1,740,787)	(2,147,933)	(3,532,712)

Discontinued Operations:
Income (loss) from discontinued operations	(27,942)	13,916	(55,844)	14,186
Loss from disposal of discontinued operations	(958,536)	—	(958,536)	—

Total discontinued operations	(986,478)	13,916	(1,014,380)	14,186

Net loss	$(2,156,632)	$(1,726,871)	$(3,162,313)	$(3,518,526)

Basic and diluted net loss per share
Continuing operations	$ (0.02)	$ (0.05)	(0.05)	$ (0.11)
Discontinued operations	(0.02)	—	(0.02)	—

Net loss	$ (0.04)	$ (0.05)	$ (0.07)	$ (0.11)

Weighted average number of
common shares outstanding	49,199,778	34,265,055	47,952,635	31,972,934

The accompanying notes are an integral part of these condensed consolidated financial statements. Page 5

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000 (Unaudited)

		Six Months Ended January 31,
		2001	2000
Cash flows from operating activities:
Net loss		$(3,162,313)	$(3,518,526)
Adjustments to reconcile net loss to net cash used
in operating activities:	;
Depreciation and amortization		54,383	286,325
Amortization of prepaid consulting expenses		173,901	590,233
Amortization of deferred gain on sale-leaseback		(26,689)	—
Stock issued and subscribed as consideration for services		87,800	137,393
Imputed interest income on notes receivable		—	(71,007)
Imputed and accrued interest expense on convertible debentures		534,967	874,828
Stock options issued to consultants and employees		145,361	198,690
Loss from disposal of discontinued operations		958,536	—
Changes in operating assets and liabilities:
Accounts receivable		21,926	(21,724)
Inventories		(6,387)	(32,621)
Other current assets		3,033	8,596
Accounts payable and accrued liabilities		41,220	178,114
Amounts due to related parties		(23,196)	31,778

Net cash used in operating activities		(1,197,458)	(1,337,921)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures		784,975	712,900
Net proceeds from dispositon of assets		126,527	—
Proceeds from notes payable		44,800	—
Payments on notes payable		(47,250)	(10,326)
Payments on short-term loan to an officer		(5,000)	(15,000)
Net proceeds from issuance of stock and stock subscriptions		263,368	—

Net cash provided by financing activities		1,167,420	687,574

Net cash flows from discontinued operations		31,653	—
Net change in cash and cash equivalents		1,615	(650,347)
Cash and cash equivalents, beginning of period		3,884	710,175

Cash and cash equivalents, end of period		$ 5,499	$ 59,828

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debentures		$ —	$ 1,200,000

Cancellation of debt by repricing of option		$ 125,000	$ —

Stock issued as payment of note		$ 5,000	$ —

Sale price of land and buildings, net		$ 1,237,692
Less: Repayment of a note to a mortgage holder		(877,500)
Repayment of a note to a related party		(50,000)
Pepayment of expenses related to the property		(164,443)
Deposit on lease of the building		(19,222)

Net proceeds		$ 126,527	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements. Page 6

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000.

2.	Organization, Line of Business and Significant Business Risks

a.	Organization and Line of Business

American Technologies Group, Inc. (the “Company”or “ATG”), a Nevada corporation, is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. The Company’s proprietary catalyst technology may improve many commercial products including detergents and cosmetics.

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

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 960,234 and 270,000 for the six months ended January 31, 2001 and 2000, respectively.

Page 7

3.	Property and equipment

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to an unrelated third party in a sale-leaseback transaction for total consideration of $1,300,000, recognizing a deferred gain of $286,125. As a result of the sale, the Company paid its note payable of $877,500 and the related accrued interest. The deferred gain will be amortized over the maximum life of the lease. The lease calls for minimum monthly payments of $9,222 through August, 2001 with annual increases through August, 2005 totaling approximately $595,000, and is cancelable by either party with six months notice.

4.	Debentures

In September, 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002, for proceeds of $432,500. The Company recorded debt issuance costs of $67,500 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of 75% of the average of the lowest three trading prices during the fifteen trading days prior to issuance or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $204,696 which is included in interest expense in the accompanying Statements of Operations.

In November, 2000, the Company issued $250,000 of 8% convertible debentures, maturing November 15, 2002, for proceeds of $219,988. The Company recorded debt issuance costs of $30,012 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 250,000 stock warrants to acquire stock at an exercise price of $0.10 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $255,794 which is included in interest expense in the accompanying Statements of Operations.

In January, 2001, the Company issued $150,000 of 8% convertible debentures, maturing January 5, 2003, for proceeds of $132,487. The Company recorded debt issuance costs of $17,512 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock at an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $60,413 which is included in interest expense in the accompanying Statements of Operations.

These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements. In addition, these debenture agreements contain loan covenants with which the Company was in compliance at January 31, 2001. Therefore, these debentures are classified as a long-term liability in the accompanying consolidated balance sheet at January 31, 2001.

Page 8

The conversion rights of the Company’s debentures may qualify as imbedded derivatives as defined in Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Based on initial investigations, management believes the effect of applying SFAS 133 is not significant to the financial statements of the Company at January 31, 2001 and for the six months then ended.

5.	Capital Stock

a.	Common Stock

On August 4, 2000, the Company issued 125,000 restricted shares of common stock in exchange for $10,000 to an outside party.

On September 6, 2000, the board of directors granted the non-employee directors 750,000 shares valued at $0.12 per share as compensation for services rendered as board members recognizing $90,000 of compensation expense. The Company granted options to employees to purchase 1,300,000 shares at an exercise price of $0.12 per share, recognizing $13,000 of compensation expense under APB Opinion 25. In addition, the Company recognized option expense of $9,585 in connection with an option to purchase 125,000 shares at an exercise price of $0.12 per share granted to an officer in consideration of short term loan to the Company.

A total of $122,776 of option compensation expense was recorded over the vesting period during the six months ended January 31, 2001.

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share in exchange for $253,368.

In January 2001, a note holder agreed to accept 50,000 shares of common stock for payment of loan of $5,000. The Company issued 10,000 shares in fiscal 2000 and 40,000 shares subsequent to the quarter.

During fiscal 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $154,526 and $157,433 for the three months ended January 31, 2001 and 2000, respectively, and $173,901 and $590,233 for the six months ended January 31, 2001 and 2000, respectively, in the accompanying Consolidated Statements of Operations.

b.	Stock Subscriptions

As of January 31, 2001, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included within stock subscriptions in the accompanying Consolidated Balance Sheets.

6.	Discontinued Operations

On March 8, 2001, the Company entered into a stock purchase agreement with Overseas Investment, an unrelated company, to sell its entire interest in New Concept Mining, Inc. for $40,000. The Company received $25,000 and will receive the balance of $15,000 in December 2002. Loss from disposal, after the release of all liabilities associated with New Concept Mining (approximately $745,000) is estimated at $958,500, which is included in discontinued operations in the accompanying Statement of Operations in accordance with EITF 95-18, “Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After Balance Sheet Date Before Issuance of Financial Statements.” Operating Loss of New Concept Mining for the three and six months ended January 31, 2001 and January 31 200 have been reclassified for presentation purposes; assets and liabilities of New Concept Mining at July 31, 2000 have been reclassified to assets and liabilities of discontinued operations.

7.	Related Party Transactions

In August, 2000, upon the sale of the buildings, the Company used $50,000 of the proceeds to pay the related party note holder in exchange for releasing the security in the property.

In September, 2000, the Company made payment of $5,000 due to an officer on a short term borrowing.

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

Page 9

10.	Industry Segment Information

The Company’s principal remaining business segment is Technology Products (The Force ®).

Financial information about industry segments as of and for the six months-ended January 31, 2001 and 2000, respectively, is as follows:

	Six Months Ended January 31,
	2001	2000
Operating revenues:
Technology products	$ 99,297	$ 127,450
Corporate	971	29,141

Total operating revenues	$ 100,268	$ 156,591

Operating loss:
Technology products, including research
and development	$ 471,551	$ 512,300
Corporate	1,044,206	1,938,295

Net operating loss	$1,515,757	$2,450,595

Identifiable assets:
Technology products	$ 439,428	$ 915,016
Mining assets held for sale	—	98,414
Corporate and other	175,549	2,968,106

Total	$ 614,997	$3,981,536

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company’s operations in each segment.

Page 10

Item 2. Management’s Discussion and Analysis

Management continued its efforts to refocus the Company’s activities on its core technologies, along with new product development and commercialization. As a result of the divestiture of New Concept Mining, Inc., the last of the non-core businesses, ATG is now totally focused on the marketing and sales of the products commercialized from its core technologies. The catalyst technology is incorporated in a newly re-designed and independently tested and verified truck fleet pack and in The Force 1 and 2. The table top distiller is ready for tooling. Management anticipates these efforts will result in significant revenue commencing in the third or fourth quarters of fiscal 2001, although there can be no assurance to this effect.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 2001 AND 2000

Total revenue increased by $15,300 from $77,700 to $93,000 for the three months ended January 31, 2000 and January 31, 2001, respectively, principally due to an increase in sales of technology products of $29,600 offset by a decrease in other income of $14,300.

Operating expenses decreased by $396,400 from $1,287,300 to $890,900 for the three months ended January 31, 2000 and January 31, 2001, respectively. The decrease was principally due to decreased general and administrative expenses of $503,100, research and development expenses of $51,100 and amortization of technology rights of $100,000, offset by an increase in marketing and product development expenses of $257,800. The decrease in general and administrative expenses was principally the result of a decrease in consulting expenses of $254,000 and option compensation expense of $136,000.

Other expenses decreased by $158,900 from $531,200 to $372,300 for the three months ended January 31, 2000 and January 31, 2001, respectively, principally due to a decrease in interest expense of $145,500 which during the earlier period included significant non-cash imputed interest related to a convertible debenture.

The Company’s net loss increased by $429,700 from $1,726,900 to $2,156,600 for the three months ended January 31, 2000 and January 31, 2001, respectively, principally due to a loss from disposal of discontinued operations of $958,500, offset by decreased operating expenses of $346,400 and decreased interest expense of $158,900. This reflects management’s continuing efforts to refocus on marketing of its technology products.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JANUARY 31, 2001 AND 2000

Revenue decreased by $56,300 from $156,600 to $100,300 for the six months ended January 31, 000 and January 31, 2001, respectively, principally due to a decrease in sales of technology products of $28,100 and other income of $28,200.

Operating expenses decreased by $991,200 from $2,607,200 to $1,616,000 for the six months ended January 31, 2000 and January 31, 2001, respectively. The decrease was principally due to decreased general and administrative expenses of $922,300, research and development expenses of $91,500 and amortization of technology rights of $200,000, offset by an increase in marketing and product development expenses of $222,600. The decrease in general and administrative expenses was principally the result of decreases in officers compensation expense of $179,800, consulting expense of $363,100 and the non-cash amortization of prepaid consulting expense of $416,300 as a result of significant shares issued in late fiscal 1999 to consultants for long-term agreements that were amortized in the six months ended January 31, 2000; such equivalent consultant shares were not issued at the end of fiscal 2000.

Other expenses for the six months ended January 31, 2001 decreased by $449,900 to $632,200 from $1,082,100 for the corresponding period of fiscal 2000 due to a decrease in interest expense of $423,300 which during the earlier period included significant non-cash imputed interest related to convertible debentures.

The Company’s net loss decreased by $356,200 from $3,518,500 to $3,162,300 at January 31, 2000 and January 31, 2001, respectively, principally due to decreased operating expenses of $ 99142000 and other expenses of $449,900, offset by a decrease in revenues of $56,300 and an increase in loss from disposal of discontinued operations of $958,500.

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

Total assets decreased by $2,712,300 from $3,327,300 to $615,000 at July 31, 2000 and January 31, 2001, respectively. This decrease was the principal result of the sale of the Company’s land and building with a net book value of approximately $950,000 and disposal of assets of $1,749,200 of discontinued operations.

The Company divested itself of all of its mining operations. In the intervening years between the acquisition of the mines and today the mining industry has become severely depressed due, in part, to a significant reduction in the price of gold and tungsten and although the Company engaged experienced mine brokers, the Company was not able to divest these properties without significant loss.

Total liabilities decreased by $866,900 from $6,293,100 to $5,426,200 at July 31, 2000 and January 31, 2001, respectively. This decrease was principally due to decreases in notes payable of $880,000, amount due to related parties of $208,200 and disposal of liabilities of discontinued operations of $718,500, offset by an increase in convertible debentures of $803,500. The decrease in notes payable principally resulted from the payment of the $877,500 note secured by the building sold by the Company.

The Company decreased the cash used in operations by $140,400 from $1,337,900 to $1,197,500 for the six months ended January 31, 2000 and January 31, 2001, respectively. The principal source of working capital during the six months ended January 31, 2001 was net proceeds of $785,000 from the issuance of $900,000 of principal amount of secured convertible debentures, net proceeds of $263,400 from issuance of stock and net proceeds of $126,500 from sale of the land and building. During the comparable period in 2000, the principal source of working capital was net proceeds of $712,900 from the issuance of $750,000 of principal amount of convertible debentures.

The Company's current cash monthly operating expenses are approximately $200,000. Management believes the Company's current cash reserves plus funds which may be available from additional convertible notes issued pursuant to the subscription agreements discussed below and in connection with the recently effective registration statement on Form SB-2 filed with the Securities and Exchange Commission, along with anticipated minimum projected revenues for the remainder of fiscal 2001, will be sufficient for the Company to operate in the normal course for the next 12 months.

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

PART II

OTHER INFORMATION

Item 2  Changes in Securities

(a)  Not applicable.

(b)  Not applicable.

(c)  During November 2000, the Company sold $250,000 principal amount of 8% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.068 or 80% of the average of the lowest three trading prices during the ninety days prior to conversion. A finder received warrants to purchase 250,000 shares of common stock at $0.10.

     During January 2001, the Company sold $150,000 principal amount of 8% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.068 or 80% of the average of the lowest three trading prices during the ninety days prior to conversion. A finder received warrants to purchase 150,000 shares of common stock at $0.05.

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
AMERICAN TECHNOLOGIES GROUP, INC. By: Lawrence J. Brady —————————————— Lawrence J. Brady Chief Executive Officer Acting Chief Financial Officer Date: March 26, 2001