Form 10QSB
period 2001-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2001-06-19
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     As of June 11, 2001, the registrant had 61,642,446 shares of Common Stock outstanding.

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

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2001 AND JULY 31, 2000

	April 30, 2001 (Unaudited)	July 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 17,633	$ 3,884
Accounts receivable, net of allowance for doubtful
accounts of $10,000 at April 30, 2001 and
July 31, 2000, respectively	45,554	78,996
Inventories, net	191,297	173,939
Other current assets	23,729	28,000

Total current assets	278,213	284,819
Property and equipment, net of accumulated
depreciation and amortization of $612,218 and $723,583
at April 30, 2001 and July 31, 2000, respectively	120,605	1,124,388
Other assets	162,504	169,455
Assets of discountined operations	—	1,748,666

	$ 561,322	$3,327,328

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-CONTINUED

APRIL 30, 2001 AND JULY 31, 2000

	April 30, 2001 (Unaudited)	July 31, 2000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 543,366	$ 585,712
Accrued interest payable	421,360	406,269
Accrued payroll and related liabilities	444,639	273,895
Accrued professional fees	340,639	301,436
Other accrued liabilities	209,480	183,729
Amounts due to related parties	390,621	598,817
Notes payable	189,097	1,099,750
Current portion of convertible debentures	2,125,000	2,125,000
Liabilities of discontinued operations	—	718,477

Total current liabilities	4,664,202	6,293,085
Convertible debentures, net of current portion	921,253	—
Deferred gain on sale-leaseback	246,092	—

Total liabilities	5,831,547	6,293,085

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value;
10,000,000 shares authorized; 378,061 shares
Issued and outstanding	378	378
Series B convertible preferred stock, $.001 par value;
500,000 shares authorized; liquidation value at $8.00
per share; none issued and outstanding	—	—
Series C convertible preferred stock, $.001 par value;
2,000 shares authorized; liquidation value at $1,000
per share; none issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized;
50,447,778 and 44,955,772 shares issued and outstanding
at April 30, 2001 and July 31, 2000, respectively	50,448	44,956
Additional paid-in capital	52,521,154	51,235,676
Stock subscriptions	6,750	6,750
Prepaid consulting expenses	—	(173,901)
Accumulated deficit	(57,848,955)	(54,079,616)

Total stockholders’ deficit	(5,270,225)	(2,965,757)

	$ 561,322	$ 3,327,328

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
Revenues:
Technology products	$ 18,467	$ 22,901	$ 117,764	$ 150,351
Other	5,100	14,294	6,071	43,435

Total operating revenues	23,567	37,195	123,835	193,786

Operating Expenses:
General and administrative	423,076	565,577	1,468,254	2,533,013
Marketing and product development	24,405	65,475	444,877	263,319
Research and development	46,923	102,275	197,299	344,181
Amortization of technology rights	—	100,000	—	300,000

Total operating expenses	494,404	833,327	2,110,430	3,440,513

Other (Expense) Income:
Interest expense, net	(129,805)	(331,059)	(788,670)	(1,413,176)
Amortization of deferred gain
on sale-leaseback	13,345	—	40,034	—

	(116,460)	(331,059)	(748,636)	(1,413,176)

Net loss from continuing operations	(587,297)	(1,127,191)	(2,735,231)	(4,659,903)

Discontinued Operations:
Income (loss) from discontinued operations	(3,159)	18,106	(59,002)	32,292
Loss from disposal of discontinued operations	(16,570)	—	(975,106)	—

Total discontinued operations	(19,729)	18,106	(1,034,108)	32,292

Net loss	$ (607,026)	$(1,109,085)	$(3,769,339)	$(4,627,611)

Basic and diluted net loss per share
Continuing operations	$ (0.01)	$ (0.03)	(0.06)	$ (0.14)
Discontinued operations	—	—	(0.02)	—

Net loss	$ (0.01)	$ (0.03)	$ (0.08)	$ (0.14)

Weighted average number of
common shares outstanding	49,544,277	37,627,099	48,471,522	33,830,141

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

(Unaudited)

		Nine Months Ended April 30,
		2001	2000
Cash flows from operating activities:
Net loss		$(3,769,339)	$(4,627,611)
Adjustments to reconcile net loss to net cash used
in operating activities:	;
Depreciation and amortization		78,389	424,807
Amortization of prepaid consulting expenses		173,901	616,066
Amortization of deferred gain on sale-leaseback		(40,033)	—
Stock issued and subscribed as consideration for services		87,800	137,393
Stock issued for convertible debenture interest		—	5,390
Imputed interest income on notes receivable		—	(115,047)
Imputed and accrued interest expense on convertible debentures		606,844	1,125,656
Stock options issued to consultants and employees		206,749	298,035
Loss from disposal of discontinued operations		975,106	46
Changes in operating assets and liabilities:
Accounts receivable		73,442	14,486
Inventories		(17,358)	(38,236)
Other current assets		4,271	(7,480)
Accounts payable and accrued liabilities		372,886	491,408
Amounts due to related parties		(23,196)	37,060

Net cash used in operating activities		(1,270,538)	(1,638,027)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures		917,462	934,771
Net proceeds from dispositon of assets		126,527	—
Proceeds from notes payable		14,097	30,250
Payments on notes payable		(47,250)	(18,187)
Payments on short-term loan to an officer		(5,000)	(15,000)
Net proceeds from issuance of stock and stock subscriptions		263,368	—

Net cash provided by financing activities		1,269,204	931,834

Net cash flows from discontinued operations		15,083	—
Net change in cash and cash equivalents		13,749	(706,193)
Cash and cash equivalents, beginning of period		3,884	710,175

Cash and cash equivalents, end of period		$ 17,633	$ 3,982

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debentures		$ 32,050	$ 1,525,000

Cancellation of debt by repricing of option		$ 125,000	$ —

Stock issued as payment of note		$ 5,000	$ —

Sale price of land and buildings, net		$ 1,237,692
Less: Repayment of a note to a mortgage holder		(877,500)
Repayment of a note to a related party		(50,000)
Pepayment of expenses related to the property		(164,443)
Deposit on lease of the building		(19,222)

Net proceeds		$ 126,527	$ —

The accompanying notes are an integral part of these consolidated financial statements. 6

AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2001. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000.

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

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 409,439 and 472,504 for the nine months ended April 30, 2001 and 2000, respectively.

3.	Property and equipment

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to an unrelated third party in a sale-leaseback transaction for total consideration of $1,300,000, recognizing a deferred gain of $286,125. As a result of the sale, the Company paid its note payable of $877,500 and the related accrued interest. The deferred gain will be amortized over the maximum life of the lease. For the three and nine months ending April 30, 2001, the amortization of the gain was $13,345 and $40,034, respectively. The lease calls for minimum monthly payments of $9,222 through August, 2001 with annual increases through August, 2005 totaling approximately $595,000, and is cancelable by either party with six months’ notice.

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

In January, 2001, the Company issued $150,000 of 8% convertible debentures, maturing January 5, 2003, for proceeds of $132,487. The Company recorded debt issuance costs of $17,513 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock at an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $60,413 which is included in interest expense in the accompanying Statements of Operations.

In March, 2001, the Company issued $150,000 of 8% convertible debentures, maturing March 29, 2003, for net proceeds of $132,487. The Company recorded debt issuance costs of $17,513 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock at an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $54,126 which is included in interest expense in the accompanying Statements of Operations.

These debentures have registration rights and anti-dilution rights related to any conversions to common stock as discussed in the agreements. In addition, these debenture agreements contain loan covenants with which the Company was in compliance at April 30, 2001. Therefore, these debentures are classified as a long-term liability in the accompanying consolidated balance sheet at April 30, 2001.

During the nine months ended April 30, 2001, $32,503 of the convertible debentures including related interest expenses of $453 were converted into 1,208,000 shares of common stock of the Company. The conversion price ranged from $0.015 to 0.03 per share (80% of the average of the lowest three trading prices during the ninety days prior to conversion), as provided in the agreement.

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

A total of $184,164 of option compensation expense was recorded over the vesting period during the nine months ended April 30, 2001.

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share in exchange for $253,368.

In January 2001, a note holder agreed to accept 50,000 shares of common stock for payment of loan of $5,000. The Company issued 10,000 shares in fiscal 2000 and 40,000 shares in fiscal 2001.

During fiscal 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and Administrative expenses include prepaid consulting amortization expense of $0 and $25,833 for the three months ended April 30, 2001 and 2000, respectively, and $173,901 and $616,066 for the nine months ended April 30, 2001 and 2000, respectively, in the accompanying Consolidated Statements of Operations.

b.	Stock Subscriptions

As of April 30, 2001, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included within stock subscriptions in the accompanying Consolidated Balance Sheets.

6.	Discontinued Operations

On March 8, 2001, the Company entered into a stock purchase agreement with Overseas Investment, an unrelated company, to sell its entire interest in New Concept Mining, Inc. for $40,000. The Company received $25,000 and will receive the balance of $15,000 in December 2002. Loss from disposal, after the release of all liabilities associated with New Concept Mining (approximately $733,500) is estimated at $975,106, which is included in discontinued operations in the accompanying Statement of Operations. Operating Loss of New Concept Mining for the three and nine months ended April 30, 2001 and April 30, 2000 have been reclassified for presentation purposes; assets and liabilities of New Concept Mining at July 31, 2000 have been reclassified to assets and liabilities of discontinued operations.

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

Subsequent to April 30, 2001, the Company issued an aggregate of $350,000 of 8% secured convertible debentures, maturing May 2002, for proceeds of $286,520. The Company will record debt issuance costs of $63,480 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due quarterly commencing September 2001. The conversion price is the lower of 80% of the average of the three lowest closing price during thirty trading days prior to the issuance or 80% of the average of the three lowest closing prices during sixty days prior to conversion. In connection with these convertible debentures, 350,000 stock warrants were issued to acquire stock at an exercise price of the lesser of $0.01133 per share or 100% of the average of the three lowest closing bid prices for the 10 trading days prior to exercise. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company will record imputed interest expense in the quarter ended July 31, 2001. The convertible debentures are secured with patents and pending patents relating to a certain technology of the Company.

Subsequent to the end of the quarter, $102,945 of the convertible debentures plus related interest expenses of $2,266 were converted into 11,194,668 shares of common stock of the Company. The conversion price ranged from $.0075 to .015 per share (80% of the average of the lowest three trading prices during ninety days prior to conversion), as provided in the agreement.

Subsequent to April 30, 2001, Messrs. Odom and Schad have resigned from the Board of Directors.

9.	Industry Segment Information

The Company’s principal remaining business segment is Technology Products (The Force®).

Financial information about industry segments as of and for the nine months ended April 30, 2001 and 2000, respectively, is as follows:

	Nine Months Ended April 30,
	2001	2000
Operating revenues:
Technology products	$ 117,764	$ 150,351
Corporate	6,071	43,435

Total operating revenues	$ 123,835	$ 193,786

Operating loss:
Technology products, including research
and development	$ 524,412	$ 457,149
Corporate	1,462,183	2,789,578

Net operating loss	$1,986,595	$3,246,727

Identifiable assets:
Technology products	$ 432,683	$ 804,160
Mining assets held for sale	—	70,000
Corporate and other	128,639	2,942,523

Total	$ 561,322	$3,816,683

Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company’s operations in each segment.

Item 2. Management’s Discussion and Analysis

Management continued its efforts to refocus the Company’s activities on those that it believes to be commercially liable among its core technologies, along with new product development and commercialization. As a result of the divestiture of New Concept Mining, Inc., the last of the non-core businesses, ATG is now totally focused on the marketing and sales of the products commercialized from its core technologies. The catalyst technology is incorporated in a newly re-designed and independently tested and verified truck fleet pack and in The Force Formula 1 and Formula 2. The infomercial has been totally made over and modified for the Japanese market and will run in that country. Additionally, we have received small orders from other foreign markets and additional sales look very promising. The table top distiller is ready for tooling. The Company will proceed with the tooling and manufacturing of the product when sufficient funds become available. Additionally, the Company is discussing with foreign entities the licensing of manufacture and marketing rights to the distiller for specific foreign countries. Management anticipates these efforts will result in significant revenue commencing in fiscal year 2002, although there can be no assurance to this effect, notwithstanding considerable marketing efforts direct toward that end.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 2001 AND 2000

Total revenue decreased by $13,600 from $37,200 to $23,600 for the three months ended April 30, 2000 and April 30, 2001, respectively, principally due to an decrease in sales of technology products of $4,400 and other income of $9,200.

Operating expenses decreased by $338,900 from $833,300 to $494,400 for the three months ended April 30, 2000 and April 30, 2001, respectively. The decrease was principally due to decreased general and administrative expenses of $142,500, marketing and product development expenses of $41,100, research and development expenses of $55,300 and amortization of technology rights of $100,000.

Other expenses decreased by $214,600 from $331,100 to $116,500 for the three months ended April 30, 2000 and April 30, 2001, respectively, principally due to a decrease in interest expense of $201,300 which during the earlier period included significant non-cash imputed interest related to a convertible debenture.

The Company’s net loss decreased by $502,100 from $1,109,100 to $607,000 for the three months ended April 30, 2000 and April 30, 2001, respectively, principally due to decreased operating expenses of $338,900 and decreased interest expense of $201,300.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
APRIL 30, 2001 AND 2000

Revenue decreased by $70,000 from $193,800 to $123,800 for the nine months ended April 30, 2000 and April 30, 2001, respectively, principally due to a decrease in sales of technology products of $32,600 and other income of $37,400.

Operating expenses decreased by $1,330,100 from $3,440,500 to $2,110,400 for the nine months ended April 30, 2000 and April 30, 2001, respectively. The decrease was principally due to decreased general and administrative expenses of $1,064,800, research and development expenses of $146,900 and amortization of technology rights of $300,000, offset by an increase in marketing and product development expenses of $181,600. The decrease in general and administrative expenses was principally the result of decreases in officers compensation expense of $225,400, consulting expense of $204,000 and the non-cash amortization of prepaid consulting expense of $442,200 as a result of significant shares issued in late fiscal 1999 to consultants for long-term agreements that were amortized in the nine months ended April 30, 2000; such equivalent consultant shares were not issued at the end of fiscal 2000.

Other expenses for the nine months ended April 30, 2001 decreased by $664,600 to $748,600 from $1,413,200 for the corresponding period of fiscal 2000 due to a decrease in interest expense of $624,500 which during the earlier period included significant non-cash imputed interest related to convertible debentures.

The Company’s net loss decreased by $858,300 from $4,627,600 to $3.769,300 at April 30, 2000 and April 30, 2001, respectively, principally due to decreased operating expenses of $1,330,100 and other expenses of $664,500, offset by a decrease in revenues of $70,000 and an increase in loss from disposal of discontinued operations of $1,066,400.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has incurred significant operating losses. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional capital and (2) generate significant revenues through its existing assets and revenues from our operating business. The Company plans to raise additional working capital through private offerings of debt and equity. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Total assets decreased by $2,766,000 from $3,327,300 to $561,300 at July 31, 2000 and April 30, 2001, respectively. This decrease was the principal result of the sale of the Company’s land and building with a net book value of approximately $975,100 and disposal of assets of $1,748,700 of discontinued operations.

The Company divested itself of all of its mining and publishing operations. With regard to the former, the intervening years between the acquisition of the mines and today the mining industry has become severely depressed due, in part, to a significant reduction in the price of gold and tungsten and although the Company engaged experienced brokers , the Company was not able to divest these properties without significant loss.

Total liabilities decreased by $461,500 from $6,293,100 to $5,831,500 at July 31, 2000 and April 30, 2001, respectively. This decrease was principally due to decreases in notes payable of $910,700, amount due to related parties of $208,200 and disposal of liabilities of discontinued operations of $733,500, offset by an increase in accrued payroll liabilities of $170,700 and convertible debentures of $921,300. The decrease in notes payable principally resulted from the payment of the $877,500 note secured by the building sold by the Company.

The Company decreased the cash used in operations by $367,500 from $1,638,000 to $1,270,500 for the nine months ended April 30, 2000 and April 30, 2001, respectively. The principal source of working capital during the nine months ended April 30, 2001 was net proceeds of $917,451 from the issuance of $1,050,000 of principal amount of convertible debentures, net proceeds of $263,400 from issuance of stock and net proceeds of $126,500 from sale of the land and building. During the comparable period in 2000, the principal source of working capital was net proceeds of $934,800 from the issuance of $1,000,000 of principal amount of convertible debentures.

The Company’s current cash monthly operating expenses are approximately $150,000. Management believes the Company’s current cash reserves plus funds which may be available from modest revenues and additional convertible notes issued pursuant to the subscription agreements discussed below and in connection with the recently effective registration statement on Form SB-2 filed with the Securities and Exchange Commission, along with anticipated minimum projected revenues for the remainder of fiscal 2001, will be sufficient for the Company to operate in the normal course for the next 12 months.

The Company received two orders for The Force from the domestic trucking industry. Only one order has been paid for. The buyer of the second order apparently decided not to use The Force, attempted to return the order and has not paid for it in violation of his contract with our distributor, Express Success. Not withstanding the setbacks the Company has had in marketing The Force products, management believes there is sufficient and verifiable evidence to support a projection of sufficient minimum revenues, significantly exceeding historical revenues, to provide the Company with enough working capital to continue to operate. This includes anticipated revenues from overseas sales, including as a result of the infomercial in Japan. However, there can be no assurance that actual sales will be generated as projected or sufficient to meet the Company’s cash operating requirements. We have experienced significant difficulty in marketing The Force products, partly because of skepticism of a water-based catalyst and partly because of its delivery system i.e., in the air filter. Also, in some cases, the Company was misled by its customers as to the circumstances surrounding their orders. This was the case in Costa Rica. The Company continues its efforts to collect on the Costa Rican order. If sufficient revenues are not attained, the Company may not be able to continue as a going concern.

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

PART II

OTHER INFORMATION

Item 2  Changes in Securities

(a) Not applicable.

(b) Not applicable.

(c) During March 2001, the Company sold $150,000 principal amount of 8% convertible debentures to two sophisticated investors. The debentures are convertible at the rate of the lower of $0.068 or 80% of the average of the lowest three trading prices during the ninety days prior to conversion. A finder received warrants to purchase 150,000 shares of common stock at $0.05 per share.

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

AMERICAN TECHNOLOGIES GROUP, INC. By: /s/ Lawrence J. Brady —————————————— Lawrence J. Brady Chairman of the Board, Chief Executive Officer Acting Chief Financial Officer Date: June 19, 2001

Page 16