Form 10KSB
period 2001-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-01-22
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2001

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


                        P.O. Box 90, Monrovia, CA 91016.
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (626) 357-5000

                  Securities registered under Section 12(b) of
                               the Exchange Act:

            Title of each class Name of exchange on which registered

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __ X__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         The registrant's revenues for its most recent fiscal year were $107,857. As of January 2, 2002, the registrant had 70,692,704 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $70,693 computed by reference to the average of the low bid and high ask prices on January 2, 2002.

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

                                     PART I

Item 1.  Description of Business

GENERAL

         American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in three core technology areas: 1. Catalyst Technology, 2. Water Purification, and 3. High Energy Particle Technologies. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company's proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller. The high energy particle beam technologies are still in the relatively early stages of development, and commercial applications are not expected to be developed for many years, if at all.

         The Company's efforts with its proprietary catalyst technology have yielded commercial applications including The Force(R) airborne combustion enhancers, fuel additives including a liquid aftermarket additive, a liquid bulk fuel additive and a two stroke engine additive, catalyst for gas turbines and diesel power generating plants, Screen Magic and household cleaning and personal care products; however, there can be no assurance that these products will be commercially successful. When used on monitors, TV screens and other surfaces, Screen Magic cleans the surface and prevents the buildup of static electricity for extended periods, thus preventing dust from collecting on the surface. In the water purification area, the Company's low temperature vacuum distillation system is undergoing tooling design for a home use version.

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

Business Strategy

         ATG's focus is the promotion and sale of products. Certain of the products are being promoted though traditional media channels while others are being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of the Company. The Company has worked diligently to attempt to validate the three core technologies and develop and sell products utilizing those technologies. We have determined that the particle beam technologies will not be of commercial value in the foreseeable future. The catalyst technology has been validated and products are ready for sale, however consumer acceptance is limited and the infomercial in the U.S. and Japan has not been very successful. With regard to the distiller technology, we have built four prototypes. The last prototype proves that this product can be a viable product for the consumer market. Because of what appears to be the limited commercial value of the particle beam and catalyst technology, the Company believes that it is in the shareholders' best interest to look for acquisitions to bring additional revenue potential to the Company and value to the shareholder.

CORE TECHNOLOGIES

CATALYST Technology

         After more than six years of self-funded research utilizing ATG's own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, ATG's scientists have developed commercial and industrial products from the Company's proprietary catalyst.

         The Company's catalyst results from a proprietary process which produces water solutions that are believed to contain water clusters which are stable at high temperature. ATG can produce different kinds of water solutions for different applications.

         Independent researchers observe these water clusters by different standard research tools including:

       o      Laser autocorrelation

       o      Electron microscope

       o      Atomic force microscope

       o      UV spectroscopy

         Our scientists believe these instruments confirm the presence in our prepared water solutions of the water clusters which are the basis of our catalyst.

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

Automotive Combustion Air Enhancement Products

         The Force is an automotive aftermarket product that utilizes the Company's catalyst technology. By the delivery of the combustion enhancer through the airstream into an engine, independent tests indicate the The Force produces a more complete combustion of the fuel within the engine. The Force combines our proprietary combustion enhancer with the Company's patented delivery system. The Force airborne combustion enhancer is placed in the engine's air filter housing. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it enhances fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

         Several studies, some of which have been paid for by the Company, have shown that The Force produces a more complete combustion of petroleum fuels in internal combustion engines. The studies were not side by side comparisons with other products, but, rather, tested the effects of the catalyst against a baseline in which no enhancing agents were introduced into the combustion process. The most recent study was completed in October, 2000. This study was conducted at the Company's expense by Automotive Testing and Development Services, Inc., an independent laboratory which tests according to procedures approved by the California Air Resources Board and the US Environmental Protection Agency. Automotive Testing and Development Services has consistently ranked among the very top independent test laboratories in the annual California Air Resource Board sponsored round-robin correlation test.

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

Marketing

         Because of the high cost of gasoline in Europe and Asia, we believe these areas are excellent markets for The Force and we are attempting to make inroads in these markets. Domestically, a full one-half hour infomercial has been produced and tested with limited results. The Company has attempted to develop a national network of professional manufacturers' representatives to ensure that The Force is found on retail shelves nationwide.

Competition

         There are a substantial number of different after market combustion enhancement products on the market, particularly liquid fuel additives. The Company is not aware of any other airborne combustion enhancer similar to The Force. If the Company introduces a liquid fuel additive, it may face substantial competition from numerous products and companies with significantly greater financial and other resources. However, the Company's products are water based and environmentally benign, and management believes that if The Force gains wider name recognition and acceptance, gaining market acceptance of other products containing the catalyst will be easier.

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

Regulation

         The sale of aftermarket automobile devices is subject to regulation by California Air Resources Board (CARB) and similar agencies in other states. The Company conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. By this order, CARB does not confirm the effectiveness of The Force. As CARB's requirements are among the most stringent in the nation, CARB's Executive Order number is normally accepted in all states. The Company spent approximately $25,000 in connection with obtaining CARB's Executive Order Number D339. In May, 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. The Company does not anticipate any negative effects from compliance with current or future EPA or State regulations.

Catalyst Additives for Hydrocarbon Fuels

         The Company has developed a proprietary liquid catalyst/enhancer which has diverse applications in enhancing combustion of hydrocarbon fuels of all types. It is also compatible with many existing chemical processes without requiring retrofit or modification to current plant equipment. Further, because it is water-based, it is environmentally friendly.


         The catalyst, as a liquid fuel additive for bulk fuels, is being marketed internationally. Although the Company has agreements for the sale of some of its catalyst products, no assurance can be given that sales will result from these agreements.

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

         ATG is in discussions on licensing the distiller to a Japanese manufacturer to market in specific markets.

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

         The Company has more recently developed a separate and wholly-owned particle technology employing a technique in which clusters of microdroplets made of a substance having light nuclei are safely exploded into colliding plasma clouds and thereby cause nuclear fusion. This technology therefore may be used to render nuclear waste harmless by using the neutrons generated by such fusion reactions. Recent advances in this field by other researchers have verified this approach for neutron production. However, the economic viability of this application may be dependent upon the enhancement of existing laser or other technologies. There can be no assurance either that such developments will be achieved or that the colliding plasma technology will ever be commercially viable in this or any application.

         A detailed proposal was submitted to the U.S. Department of Energy to undertake a pilot project for the production of quantities of neutrons using the colliding plasma technology. To date there has been no assurance that funding will be provided for the project. American Technologies is also exploring joint venture opportunities for development of the colliding plasma technology with a number of entities.

         The second potential application of ATG's particle technologies is the production of steam for powering turbines and generators to create electrical power. This utility application is a tremendous opportunity to safely start and stop fusion operations without the attendant safety hazard of existing technologies. ATG's particle technologies are envisioned to compete in this area directly with fossil fuel consuming and nuclear fission-powered electrical generating plants. ATG envisions this application to be ultimately the most beneficial financially

         No evidence exists to substantiate these potential applications of particle technologies or that the particle technologies will achieve experimental validity. No assurance can be given that the Company will develop the particle technologies or that if developed, they will have any of the above stated capabilities or any commercial applications at all. The development of these technologies are likely to take many years and expenditure of substantial sums of money, likely to be in excess of $10,000,000, on research and development. Presently, the Company is not devoting significant management, scientific or financial resources on these technologies. Even assuming the Company can devote the necessary time and funds to such research and development, of which there can be no assurance, there can be no guarantee that these technologies can or will ever be successfully developed, or if developed, be commercially viable.

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

RESEARCH AND DEVELOPMENT

         The Company has incurred approximately $254,046 and $599,812 in research and development expenses during the years ended July 31, 2001 and 2000, respectively.

         ATG's research staff continues to actively pursue development of new applications of ATG's three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES

         As of January 2, 2002, the Company has one full-time employee.

Item 2.  Description of Property.

         The Company leases a 1,500 square foot warehouse space at $1,500 per month in Monrovia, California.

Item 3.  Legal Proceedings.

         We are a defendant in an action that was filed by BWN Nuclear Waste Elimination Corp. on April 3, 2001 in the Pasadena Superior Court, Northeast Court District. The action alleges breach of contract, fraud, negligent misrepresentations declaratory relief, conversion, preliminary and permanent injunction and seeks damages of $40,000,000. We intend to defend the suit vigorously.

         We are a defendant in an action that was filed by Jim Nacastro, former officer of American Technologies, on February 9, 2001 in the Superior Court in the County of Los Angeles. The action alleges wrongful termination and seeks damages of $100,000. We intend to defend the suit vigorously.


         We are a defendant in an action that was filed by Shui-Yin Lo, former officer of American Technologies, on January 18, 2001 in the Superior Court in the State of California. The action alleges wrongful termination and seeks damages of $196,000. We intend to defend the suit vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information.
------------------

         The Company's Common Stock, "ATEG," has been trading on the Pink Sheets since December 2001 and was traded in the over-the-counter bulletin board since August 24, 1994, prior to being delisted. The following quotations represent interdealer prices, without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. The information was obtained from Yahoo Finance Historical Quotes and Sharpcharts.

                                 PERIOD                                   HIGH BID               LOW BID
                                 ------                                   --------               -------
August 1, 1998 - October 31, 1998                                         $   1.47               $   0.38
November 1, 1998 - January 31, 1999                                       $   0.86               $   0.55
February 1, 1999 - April 30, 1999                                         $   0.80               $   0.27
May 1, 1999 - July 31, 1999                                               $   0.88               $   0.23
August 1, 1999 - October 31, 1999                                         $   0.48               $   0.22
November 1, 1999 - January 31, 2000                                       $   0.91               $   0.20
February 1, 2000 - April 30, 2000                                         $   0.63               $   0.20
May 1, 2000 - July 31, 2000                                               $   0.28               $   0.13
August 1, 2000 - October 31, 2000                                         $   0.25               $   0.085
November 1, 2000 - January 31, 2001                                       $   0.145              $   0.10
February 1, 2001 - April 30, 2001                                         $   0.10               $   0.016
May 1, 2001 - July 31, 2001                                               $   0.018              $   0.007

Holders

         The Company has only one class of common equity, the Common Stock. As of January 2, 2002, there were 1,043 record holders of the Common Stock.

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

Item 6.  Management's Discussion and Analysis.

                                                                                       Year Ended July 31
Balance Sheet:                                                                     2001                  2000
--------------                                                                     ----                  ----

Assets                                                                             $ 205,064          $ 3,327,328
                                                                               -------------        -------------
Liabilities                                                                      $ 5,671,224          $ 6,293,085
                                                                               -------------        -------------
Stockholders' (Deficit) Equity                                                 $ (5,466,160)        $ (2,965,757)
                                                                               -------------        -------------

Results of Operations:

Revenue
Technology Products and Licensing                                                   $101,826             $258,759
Other                                                                                  6,031               78,571
                                                                               -------------        -------------
             Total Revenue                                                           107,857              337,330
                                                                               -------------        -------------

Operating Expenses
Cost of Sale and Marketings                                                          653,760              437,200
Research and Development                                                             254,046              599,812
                                                                               -------------        -------------
Mining
Corporate                                                                          1,796,112            3,952,392
                                                                               -------------        -------------
            Total Expenses                                                         2,703,918            4,989,404
                                                                               -------------        -------------

Operating Loss                                                                   (2,596,061)          (4,652,074)
                                                                               -------------        -------------

Other Expense, Net                                                                 (639,682)          (2,048,168)
Net Loss Before Discontinued Operations                                          (3,235,743)          (6,700,242)
Discontinued Operations                                                          (1,034,644)
                                                                                                         (74,184)
Extraordinary Item - Gain on Extinguishment of Debt                                                        55,194
                                                                               -------------        -------------

Net Loss Attributable to Common Stockholders                                     (4,270,387)        $ (6,719,231)
                                                                                 ===========        =============

Net Loss Per Common Share
      Continuing Operations                                                          ($0.06)              ($0.19)
                                                                                     =======              =======
Weighted average number of common shares
      outstanding                                                                 51,853,690           35,929,108
                                                                                  ==========           ==========


         Total revenue decreased by $229,473 from $337,330 in fiscal 2000 to $107,857 in fiscal 2001 due generally to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2001 regardless of the considerable efforts expended by the Company.

         During the previous calendar year American Technologies produced a 1/2 hour television infomercial. The majority of the cost of production was paid for with common stock. In addition, American Technologies spent approximately $20,000 for a media broadcast test in furtherance of its marketing efforts.

         In our first test, the media efficiency ratio, the ratio of media dollars spent to revenue generated, was highest on the national cable channel, SPEEDVISION. Even that portion of the test, however, was not sufficiently favorable to allow the Company to obtain financing for further distribution and broadcast of the infomercial The Company has not conducted a second media test because of the improbability of getting a sufficient return in revenues for the amount of advertising moneys that would have to be allocated as well as lack of funds.

         Operating loss from continuing operations before discontinued operations decreased by $3,464,499 from $6,700,242 in fiscal 2000 to $3,235,743 in fiscal 2001. The decrease in operating loss is principally attributable to a decrease in general and administrative expenses of $2,156,280 and decrease in R&D costs of $345,766 due to the Company's recent change in business strategy from concentrating on R&D to focusing on Sales and Marketing.

         The Company's cash used in operations decreased by $425,165 from $2,051,104 in fiscal 2000 to $1,625,939 in fiscal 2001.

         At July 31, 2001, total assets were $205,064, $3,122,264 less than the $3,327,328 in assets at July 31, 2000. The decline in total assets was due primarily to the sale of the mines owned by New Concept Mining and the sale of the property owned by the Company in Monrovia, California.

Liquidity and Capital Resources

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. We have also used debt to fund our operations. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations.

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek additional funds from the sale of most or all of our assets. However, such funds may not be available on favorable terms or at all.

         In early 2001, we received a large order for The Force for the domestic trucking industry. For a number of reasons including the accelerating downturn of the economy, the product was returned and the orders were never fulfilled. Although we have attempted to market to the truck fleets, we have not yet had any significant success. One of the reasons may be that although our product performs exceedingly well in lab tests, but when it is employed in field tests it has a more erratic result. We believe it is because of temperature, humidity, condition of the truck, and driver differences.

         We have explored every avenue available to us to sell The Force product and the liquid fuel additive without having the money to conduct a substantial advertising campaign. The major reason for doing the infomercials in the U.S. and Japan was our hope that the infomercial itself would be the ad campaign not only leading to sales from the infomercial but also generating retail sales, as well. The infomercials have not been successful to date as originally anticipated. We have also entered into relationships with a number of distributors and agents both in the U.S. and around the world. Many of them have taken product and, after an initial sales attempt, informed us that they have had significant and unanticipated problems marketing the product. Most of the complaints relate to the difficulty in installing the product in the air filter compartment, which in many cars is not large enough to allow ease of installation. From these considerable marketing efforts we have found that the lack of product awareness and general skepticism over a water based catalyst are also problems in marketing. Many of the distributors and agents have informed us that they have not been able to sell all the product they purchased from us. Notwithstanding all of these problems we continue to work with distributors who are convinced they can succeed where others have failed.

                  We have concluded that without new acquisitions of technology and products, the shareholders cannot hope to see their investment valued at a level, which is deserving.

Going Concern

         The Company's independent public accountants have stated in their report included in this Form 10-KSB that the Company has incurred operating losses in the last two years, has a working capital deficit and significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


Item 7.  Financial Statements.

         The financial statements of the Company, including the notes thereto and reports of the independent auditors thereon, are attached hereby as exhibits following page number 25.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                 Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Director and Executive Officer of the Company as of January 2, 2002 is listed below, together with brief accounts of his business experience and certain other information.

Name                           Age             Present Office or Position                 Year First Elected Director
----                           ---             --------------------------                 ---------------------------

Lawrence J. Brady              61               Chairman of the Board of                             1997
                                                Directors, Chief Executive Officer,
                                                and Secretary

     Lawrence J. Brady: Since December 1997, Mr. Brady has been Chief Executive Officer and Chairman of the Board of American Technologies Group, Inc. (ATG). From 1994 until he joined ATG, Mr. Brady was an independent consultant except for a five month period during which he served as president of Chantal Pharmaceutical Corp. From 1991 to 1994 Mr. Brady served as a director and founder of Capitoline International Group, Ltd., a consulting firm. He was a Senior Vice President of Hill & Knowlton Public Affairs Worldwide from 1987 to 1991 and Director of International Marketing for Sanders Associates, a Lockheed subsidiary from 1985 to 1987.

     Mr. Brady served as Assistant Secretary of Commerce for Trade Administration in the Reagan Administration, responsible for administering federal government export and import trade regulation functions, which included high technology export control and enforcement programs, the anti-dumping and countervailing duty laws and the anti-boycott and foreign trade zone programs. He has completed all requirements for a Ph.D. in International Economics and International Affairs except for the dissertation.

Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive compensation.

         The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the fiscal years ended July 31, 1999, 2000, and 2001.

                           SUMMARY COMPENSATION TABLE
                                                                                              Long Term
                                                                                            Compensation

               Name & Principal Position             Year         Annual Salary             Stock Options

       Lawrence Brady                                2001     $180,000                      500,000 (3)
          Chairman of the Board and
          Chief Executive Officer                    2000     $180,000                                 -

                                                     1999     $273,100   (1)                500,000 (2)

(1)  Includes $93,100 in forgiveness of indebtedness.

(2) The exercise price of 400,000 of these options is $0.75 per share, the estimated fair market value on the date of grant. In fiscal 2000 the exercise price of 100,000 of these options was reduced from $0.75 to $0.25 per share, which amount is no greater than the estimated fair market value on the date of repricing.

(3) Exercisable at $0.12 per share, the estimated fair market value on the date of grant.

         Options Granted During Most Recent Financial Year. The following table sets out information relating to options granted during the most recent financial year to our Chief Executive Officer.



========================== ============== =================== ================= ===============
                            Securities        % of Total
                               Under       Options Granted      Exercise Per
          Name                Options      to Employees in        Security        Expiration
                              Granted       Financial Year      ($/Security)         Date
-------------------------- -------------- ------------------- ----------------- ---------------
Lawrence Brady             500,000               38.46             $0.12        2009
========================== ============== =================== ================= ===============

              Aggregate Options Exercised During the Most Recently Completed Financial Year and Financial Year-End Option Values. The following table sets out information relating to options exercised by the Named Officer during the most recent financial year and the value of unexercised in-the-money options held by such person as of October 31, 2000:

============================ =============== ================== =========================== ================================
                               Securities     Aggregate Value     Unexercised Options at         Value of Unexercised
                              Acquired on                                 FY-End            in-the-Money Options at FY-End
                                Exercise         Realized                  (#)                            ($)
           Name                   (#)               ($)         Exercisable/Unexercisable    Exercisable/Unexercisable (2)
---------------------------- --------------- ------------------ --------------------------- --------------------------------
Lawrence Brady                    Nil               Nil                1,625,000/0                       $0/$0
---------------------------- --------------- ------------------ --------------------------- --------------------------------

------------
     (1) Assumes a fair market value of $.001 per share of common stock, which was the close price for our common stock on December 28, 2001.

Employment Agreements

         Effective January 1, 1999, the Company entered into one year employment agreements with Messrs. Brady, Dab and Nicastro and Dr. Lo at annual salaries of $180,000, $155,000, $155,500 and $160,000, respectively. As additional compensation, Messrs. Brady, Dab and Nicastro and Dr. Lo were granted options to purchase 400,000, 100,000, 150,000 and 150,000 shares of Common Stock, respectively, at $0.75 per share under their employment agreements. The options vest one-half on January 1, 1999, and one quarter on each of January 1, 2000 and 2001. Each agreement automatically renews for consecutive a one year terms if not terminated within 60 days of the end of a term. During fiscal 2000, Dr. Lo, and Mr. Nicastro separated from the Company. During fiscal 2001, the employment agreement for Mr. Dab was terminated.

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

Stock Option Plans

         The Company's 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to the Company. At July 31, 2001, 2,157,750 shares of Common Stock were reserved for issuance upon exercise of stock options granted under the Option Plans. The Option Plans were approved by the shareholders in November, 1993.

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

         As of July 31, 2001, Incentive Stock Options covering 1,300,000 shares exercisable at $0.12 per share and Non-Statutory Stock Options covering 201,250 shares exercisable at $0.75 per share and 656,500 shares exercisable at $0.25 per share have been granted and not canceled or exercised. As of July 31, 2001, Options covering an additional 4,889,263 shares may be issued under the Option Plans.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of January 2, 2002 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

Name and Address                        Amount and Nature of Beneficial Ownership (1)             Percent of Class
----------------                        ---------------------------------------------             ----------------

Gaines P. Campbell, Jr.                                7,006,034  (2)                                     9.3
1341 Birmingham Highway
Chattanooga, TN  37419

Lawrence J. Brady (3)                                  1,643,000  (4)                                     2.3

All officers and                                       1,643,000                                          2.3
directors as a group
(1 person)

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2)  These shares are issuable upon exercise of options or warrants.

(3)  The address of this person is c/o ATG, P.O. Box 90, Monrovia, CA 91016.

(4)  Includes 1,625,000 shares issuable upon exercise of options.

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

10.6 Employment Agreement effective as of April 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.7              Amended Employment Agreement dated as of November 1, 1995, by and between Hugo Pomrehn and American Technologies Group, Inc. (2)

10.8              Agreement dated June 23, 1998 between the Registrant and
                  John R. Collins regarding ATG Media, Inc. (6)

10.9              Form of Executive Employment Agreement effective January 1, 1999. (7)

21                List of Subsidiaries of the Registrant. (7)

23                Consent of Corbin & Wertz.

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

                                            AMERICAN TECHNOLOGIES GROUP, INC.

                                            By: /s/ Lawrence J. Brady
                                                    Lawrence J. Brady
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                            Date:  January 18, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Lawrence J. Brady                          Chairman of the Board,                January 18, 2002
            Lawrence J. Brady                          Chief Executive Officer
                                                       Acting Chief Financial Officer
                                                       Acting Chief Accounting Officer


                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                             As of July 31, 2001

                                                                            with

                                            INDEPENDENT AUDITORS' REPORT THEREON

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT



To American Technologies Group, Inc.:

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (a Nevada corporation) and subsidiary as of July 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and subsidiaries as of July 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, since its inception, the Company has incurred significant operating losses totaling over $58 million, and at July 31, 2001, has a working capital deficit of $4,694,075, is in default on certain of its convertible debentures and has suspended substantive operations subsequent to July 31, 2001. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                                                  CORBIN & WERTZ

Irvine, California
November 30, 2001, except Note 15, as to which the date is January 18, 2002

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

ASSETS                                                                                            July 31, 2001
                                                                                                 ----------------

Current assets:
     Cash                                                                                       $           8,648
     Accounts receivable, net of allowance for doubtful accounts of $13,125                                22,616
     Inventories, net                                                                                      37,923
     Other current assets                                                                                  22,811
                                                                                                 ----------------
         Total current assets                                                                              91,998

Property and equipment, net of accumulated depreciation and
  amortization of $667,357                                                                                 65,466

Patents, net of accumulated amortization                                                                   47,600
                                                                                                 ----------------

                                                                                                $         205,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                           $         598,443
     Accrued interest payable                                                                             479,217
     Accrued payroll and related liabilities                                                              389,782
     Other accrued liabilities                                                                             85,538
     Amounts due to related parties                                                                       469,733
     Notes payable                                                                                        188,360
     Current portion of convertible debentures                                                          2,575,000
                                                                                                 ----------------
         Total current liabilities                                                                      4,786,073

Convertible debentures, net of current portion                                                            885,151
                                                                                                 ----------------

         Total liabilities                                                                              5,671,224
                                                                                                 ----------------

Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,000
       shares authorized; 378,061 shares issued and outstanding                                               378
     Series B convertible preferred stock, $.001 par value; 500,000 shares authorized; liquidation value at $8.00 per share; none issued and
     outstanding                                                                                                -
     Series C convertible preferred stock, $.001 par value; 2,000
      shares authorized; liquidation value at $1,000 per share; none issued and outstanding                     -
     Common stock, $.001 par value; 100,000,000 shares authorized,
       70,470,125 shares issued and outstanding                                                            70,471
     Additional paid-in capital                                                                        52,806,244
     Stock subscriptions                                                                                    6,750
     Accumulated deficit                                                                              (58,350,003)
                                                                                                 ----------------
         Total stockholders' deficit                                                                   (5,466,160)
                                                                                                 ----------------

                                                                                                $         205,064
                                                                                                 ================

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                                  Years Ending July 31,
                                                                         ----------------------------------------
                                                                              2001                    2000
                                                                         ----------------        ----------------

Revenues:
     Technology products and licensing fees                             $        101,826        $         258,759
     Other                                                                         6,031                   78,571
                                                                         ---------------         ----------------
         Total operating revenues                                                107,857                  337,330
                                                                         ---------------         ----------------

Operating expenses:
     General and administrative                                                1,796,112                3,952,392
     Cost of sales and marketing                                                 653,760                  437,200
     Research and development                                                    254,046                  599,812
                                                                         ---------------         ----------------
         Total operating expenses                                              2,703,918                4,989,404
                                                                         ---------------         ----------------

Other (expense) income:
     Interest expense, net                                                    (1,137,576)              (2,048,168)
     Amortization of deferred gain on sale - leaseback                           278,891                        -
     Loss on impairment of patents and fixed assets                             (121,854)                       -
     Gain on the reduction of past accounts payable obligations                  340,857                        -
                                                                         ---------------         ----------------
         Total other (expense) income                                           (639,682)              (2,048,168)
                                                                         ---------------         ----------------

Net loss from continuing operations                                           (3,235,743)              (6,700,242)
                                                                         ---------------         ----------------

Discontinued operations:
     Loss from discontinued operations                                           (59,002)                 (74,183)
     Loss on disposal of discontinued operations                                (975,642)                       -
                                                                         ---------------         ----------------
         Total discontinued operations                                        (1,034,644)                 (74,183)
                                                                         ---------------         ----------------

Net loss before extraordinary item                                            (4,270,387)              (6,774,425)

Extraordinary item - gain on extinguishment of debt                                    -                   55,194
                                                                         ---------------         ----------------

Net loss attributable to common stockholders                            $     (4,270,387)       $      (6,719,231)
                                                                         ===============         ================

Basic and fully diluted net loss per common share:
     Continuing operations                                              $          (0.06)       $          (0.19)
     Discontinued operations                                                       (0.02)                  (0.00)
     Extraordinary item                                                                -                   (0.00)
                                                                         ---------------         ----------------

         Net loss                                                       $          (0.08)       $          (0.19)
                                                                         ===============         ===============

Weighted average number of common shares outstanding                          51,853,690               35,929,108
                                                                         ===============         ================

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS STOCKHOLDERS' (DEFICIT) EQUITY

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

                          Series A Convertible
                              Preferred Stock        Common Stock
                           ------------------- ---------------------
                                                                      Additional     Stock    Prepaid
                             Number of   Par    Number of               Paid-in     Subscrip  Consulting
                               Shares   Value    Shares    Par Value    Capital      -tions   Expenses       Deficit       Total
                              -------   -----  ----------  ---------  -----------  ---------  ----------  ------------- ------------

Balance, August 1, 1999       378,061   $ 378  29,373,523  $ 29,374   $46,122,777  $ 196,820  $(590,233)  $(47,360,385) $(1,601,269)

Stock issued in conversion
 of debt, including accrued
 interest of $8,588                 -       -   9,451,552     9,451     1,633,908          -          -              -    1,643,359
Interest expense recognized
 for discounted conversion
 feature and detachable
 warrants related to
 convertible debentures             -       -           -         -     1,629,657          -          -              -    1,629,657
Stock issued in settlement
 of accounts payable                -       -      24,000        24         9,119          -          -              -        9,143
Stock issued under reset
 rights                             -       -     496,491       496          (496)         -          -              -            -
Stock issued for services
 rendered                           -       -   2,381,491     2,381       636,203          -   (219,109)             -      419,475
Expenses related to
 granting of stock options          -       -           -         -       620,418          -          -              -      620,418
Exercise of stock options
 and warrants                       -       -     824,381       825       117,175          -          -              -      118,000
Stock issued for cash               -       -   1,758,334     1,759       270,741          -          -              -      272,500
Issuance of stock for
 stock subscriptions from
 prior years                        -       -     646,000       646       196,174   (196,820)         -              -            -
Stock subscribed for
 services                           -       -           -         -             -      6,750          -              -        6,750
Amortization of prepaid
 consulting expenses                -       -           -         -             -          -    635,441              -      635,441
Net loss                            -       -           -         -             -          -          -     (6,719,231)  (6,719,231)
                              -------   -----  ----------  ---------  -----------  ---------  ----------  ------------- ------------
Balance, July 31, 2000        378,061     378  44,955,772    44,956    51,235,676      6,750   (173,901)   (54,079,616)  (2,965,757)

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

                                      For The Years Ended July 31, 2001 and 2000

                          Series A Convertible
                              Preferred Stock        Common Stock
                           ------------------- ---------------------
                                                                      Additional     Stock    Prepaid
                             Number of   Par    Number of               Paid-in     Subscrip  Consulting
                               Shares   Value    Shares    Par Value    Capital      -tions   Expenses       Deficit       Total
                              -------   -----  ----------  ---------  -----------  ---------  ----------  ------------- ------------

Stock issued in
 conversion of
 debt, including
 accrued interest
 of $3,787                          -       -  21,230,347    21,231       143,618          -          -              -      164,849
Interest expense
 recognized for
 discounted
 conversion feature
 and detachable
 warrants related
 to convertible
 debentures                         -       -           -         -       672,929          -          -              -      672,929
Options issued in
 exchange for debt
 and accrued interest
 of $9,585                          -       -           -         -       134,585          -          -              -      134,585
Stock issued for
 services rendered                  -       -     750,000       750        87,050          -          -              -       87,800
Expenses related to
 granting of stock
 options                            -       -           -         -       258,552          -          -              -      258,552
Exercise of stock
 options and warrants               -       -   3,369,006     3,369       258,999          -          -              -      262,368
Stock issued for cash               -       -     125,000       125         9,875          -          -              -       10,000
Stock issued for
 conversion of loan
 to related party                   -       -      40,000        40         4,960          -          -              -        5,000
Amortization of
 prepaid consulting
 expenses                           -       -           -         -             -          -    173,901              -      173,901
Net loss                            -       -           -         -             -          -          -     (4,270,387)  (4,270,387)
                              -------   -----  ----------  ---------  -----------  ---------  ----------  ------------- ------------

Balance, July 31, 2001        378,061   $ 378  70,470,125  $ 70,471   $52,806,244  $   6,750  $       -   $(58,350,003) $(5,466,160)
                              =======   =====  ==========  ========   ===========  =========  ==========  ============= ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ending July 31,
                                                                         ----------------------------------------
                                                                              2001                    2000
                                                                         ----------------        ----------------

Cash flows from operating activities:
     Net loss                                                           $     (4,270,387)       $      (6,719,231)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization                                            110,408                  775,265
        Bad debt expense                                                          25,279                    6,631
        Amortization of prepaid consulting expenses                              173,901                  635,441
        Gain on the reduction of past accounts payable
          obligations                                                           (340,857)                       -
        Loss on sale of property and equipment                                     3,407                        -
        Loss on impairment of patents and property and equipment                 121,854                        -
        Amortization of deferred gain on sale leaseback                         (278,891)                       -
        Stock issued and subscribed as consideration for services
          and settlement of claims and accounts payable                           87,800                  435,368
        Imputed interest expense on convertible debentures
          and amortization of debt issuance costs                                888,749                1,638,245
        Stock options issued to consultants and employees                        258,552                  609,304
        Loss from disposal of discontinued operations                            975,642                        -
        Gain on extinguishment of debt                                                 -                  (55,194)
        Changes in operating assets and liabilities:
           Accounts receivable                                                    33,701                  (15,097)
           Inventories                                                           136,016                    6,599
           Other current assets                                                   36,500                    3,953
           Accounts payable and accrued liabilities                              411,471                  518,845
           Amounts due to related parties                                            916                  108,767
                                                                         ---------------         ----------------

     Net cash used in operating activities                                    (1,625,939)              (2,051,104)
                                                                         ---------------         -----------------

Cash flows used in investing activities:
     Purchases of property and equipment                                         (43,548)                  (9,453)
                                                                         ----------------        -----------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures,
       net of issuance costs of  $215,820 and $65,229 in
       fiscal 2001 and 2000, respectively                                      1,284,180                  934,771
     Net proceeds from sale of land and building                                 126,527                        -
     Net proceeds from sale of discontinued operations                            25,000                        -
     Proceeds from notes payable                                                  13,360                   47,250
     Payments on notes payable                                                   (47,250)                 (18,189)
     Net proceeds from issuance of stock and stock
       subscriptions                                                             272,368                  390,500
                                                                         ---------------         ----------------

     Net cash provided by financing activities                                 1,674,185                1,354,332
                                                                         ---------------         ----------------

Continued..

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                  Years Ending July 31,
                                                                         ----------------------------------------
                                                                              2001                    2000
                                                                         ----------------        ----------------

Net change in cash and cash equivalents                                            4,698                 (706,225)

Cash, beginning of year                                                            3,950                  710,175
                                                                         ---------------         ----------------

Cash, end of year                                                       $          8,648        $           3,950
                                                                         ===============         ================

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                        $        168,855        $         231,700
                                                                         ===============         ================
        Income taxes                                                    $            800        $             800
                                                                         ===============         ================

Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debt to common stock                                 $        166,062        $       1,700,000
                                                                         ===============         ================
     Cancellation of debt by repricing of option                        $        125,000        $          66,307
                                                                         ===============         ================
     Sale price of land and buildings, net                              $      1,237,692
     Less: Repayment of note to a mortgage holder                               (877,500)
           Repayment of note to an officer of the Company                        (50,000)
           Repayment of expenses related to the property                        (164,443)
           Deposit on lease of the building                                      (19,222)
                                                                        -----------------
     Net proceeds from sale of land and building                        $        126,527
                                                                        ================

See accompanying footnotes for additional non-cash investing and financing activities.


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

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

Significant Business Risks

Since its inception, the Company has incurred significant operating losses totaling over $58 million, and at July 31, 2001, has a working capital deficit of $4,694,075, is in default on certain of its convertible debentures (see Note
6) and has suspended substantive operations subsequent to July 31, 2001. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The Company plans to raise additional working capital through selling and/or licensing certain technologies to related or third parties and private offerings of debt or equity (see Note
15). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of the long-lived assets) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of ATG and its wholly owned subsidiary, New Concept Mining, Inc. ("NCM"). All material intercompany profits, transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash and cash equivalents, marketable securities, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term maturities of those financial instruments. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time, the Company has balances in banks that are in excess of the FDIC limits.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased product and supplies.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," the Company reviews, as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

During 1998, the Company decided not to invest any additional significant funds to develop its mining properties and is seeking buyers for the properties and related milling equipment. Based upon preliminary offers received, the Company recognized impairment losses during 2000 of $1,338,584, in the carrying value of assets held for sale due to carrying value of these assets being in excess of estimated sale price. In fiscal 2001, the Company sold its ownership interest in NCM for an additional loss of $975,642 (see Note 9).

Additionally, based on management's current plans and expectations (see Note
15), $121,854 in impairment losses on patents and property and equipment were recognized during 2001.

Management believes that the impairment losses recorded on long-lived assets are adequate. However, there can be no assurance that market conditions will not change or demand for the Company's products will continue which could result in additional asset impairments in the future.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. Equipment used for research activities is capitalized only if it has alternative uses within the Company.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During 2001, the Company sold its land, buildings and related improvements with a net book value of approximately $950,000 to a third party for $1,300,000 in a sale-leaseback transaction. As a result of the sale, the Company paid its note payable of $877,500 with related accrued interest and recorded a deferred gain of $278,891 on the sale, to be amortized over the life of the related lease. The deferred gain was fully recognized in 2001 as the landlord revised the lease to a month-to-month basis.

As a result of the Company's shutting down substantial operations subsequent to year end (see Note 15), the Company has recorded an impairment loss of $33,937 at July 31, 2001, primarily representing the net book value of office furniture and equipment.

Patents

Patent costs consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seven years. At July 31, 2001, the future value of certain patents is uncertain; therefore, the Company has recorded an impairment loss of $87,917 representing the net book value of questionable patents at July 31, 2001. Amortization expense related to patent costs totaled $43,549 and $229,101 for the years ended July 31, 2001 and 2000, respectively.

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

Revenue Recognition

The Company recognizes revenue for its technology products upon shipment of goods to its customers under Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," issued by the Securities and Exchange Commission in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company's adoption of SAB 101 did not have a material impact on its financial position and results of operations.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

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

Net Loss Per Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options and warrants would be

Stock Options

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

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effectively July 1, 2000 but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 in fiscal 2000 did not have a material effect on the accompanying financial statements.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Gain on the Reduction of Past Account Payable Obligations

During the year ended July 31, 2001, the Company has determined certain accounts payable obligations totaling $340,857 generated in years prior to fiscal 2001 will not be paid due to settlements, lack of performance by the vendor or lack of recent collection activity on the part of the vendor. The Company has recorded this amount as a gain on the reduction of past accounts payable obligations.

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

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable and the realizability of inventories and long-lived assets and the amounts due under accounts payable. Actual results could differ from those estimates.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Financial Accounting Pronouncements

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

Reclassifications

Certain amounts in the July 31, 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Summary of property and equipment as of July 31, 2001 is as follows:

                  Property and equipment                                                        $         732,823
                  Less accumulated depreciation and amortization                                         (667,357)
                                                                                                 ----------------

                                                                                                $          65,466
                                                                                                 ================

Depreciation expense totaled $66,859 and $146,164 for the years ended July 31, 2001 and 2000, respectively.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT, continued

During 2001, the Company sold its land and building with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction (see
Note 2).

NOTE 4 - NOTE RECEIVABLE

During fiscal year 1999, the Company sold its interest in a mining property and its remaining gold mines (see Note 9) for a non-interest bearing note of $2,500,000 which was discounted to $1,676,000 based upon an imputed interest rate of 10%. Management determined the 10% discount rate (equivalent to the prime rate plus 2% at the date of the note) to be reasonable based on the following: (1) the note was secured by the underlying property, which management estimated to have a fair value in excess of the note balance at the date of the note should management be required to foreclose; and (2) management had business dealings with the noteholder in the past and considered the credit risk to be extremely low. In fiscal 2001, the Company disposed of NCM including the note receivable of $1,676,000 (see Note 9).

NOTE 5 - NOTES PAYABLE

Notes payable are summarized as follows as of July 31, 2001:

Note payable to stockholder, interest at 8.0%, due on demand       $     175,000

Revolving line of credit with a bank,  borrowings of up to
$50,000 with minimum  monthly interest  payments at the
bank's prime rate plus 2% (totaling  7.75% at July 31,  2001),
guaranteed by certain officers of the Company                             13,360
                                                                   -------------
                                                                   $     188,360

Notes payable of $125,000 and $600,000 were issued to Anthony Selig ("Selig") in conjunction with the Company's acquisition of the mining properties, which were secured by a first deed of trust on the property and equipment acquired. The $125,000 note payable carried an interest rate of 9.5 percent. The $600,000 note payable was non-interest bearing through June 14, 1996 and was recorded at its discounted present value of $486,773, with principal payments of $120,000 due each year beginning on June 14, 1996, through June 14, 2000. During 1998, the above notes were amended and the outstanding principal amounts were due with $100,000 of principal and accrued interest payments in fiscal 1999 and the remaining principal plus accrued interest due March 15, 2000.

During 1999, the Company sold the mining property and equipment securing the Selig notes (see Note 9). Although the buyer agreed to assume this note, the Company did not receive a legal release from Selig. As a result, the Company has left this note on its books. These notes payable were assumed by the unrelated third party in connection with the purchase of NCM in fiscal 2001 (see Note 9).

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures are summarized as follows as of July 31, 2001:

         Convertible debentures, 7.5%                                                           $          75,000
         Subordinated convertible debentures, 3%                                                          550,000
         Secured subordinated convertible debentures, prime plus 0.5%
           (totaling 7.25% at July 31, 2001)                                                              500,000
         Secured subordinated convertible debentures, 8.5%                                              1,000,000
         Secured subordinated convertible debentures, 8%                                                1,335,151
                                                                                                 ----------------

                                                                                                $       3,460,151
                                                                                                 ================

In October 1997, the Company issued $3,225,000 of 7.5% convertible debentures, maturing October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion. As of July 31, 1999, $75,000 of the debentures are outstanding, which are currently in default as the remaining balance was not repaid as of October 15, 1999.

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

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, continued

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

In July 1999, the Company issued a $1,000,000 secured convertible debenture bearing an interest rate of 8.5%, maturing June 3, 2003. Included with the convertible debenture were 300,000 detachable stock warrants to acquire common stock at an exercise price of $0.75 per share. The agreement specifies that monthly interest will be paid on the last day of each month commencing August 31, 1999. The conversion price ranges from $0.25 to $0.35 per share. The conversion feature and warrants vest immediately. This convertible debenture is secured with substantially all patents and pending patents relating to a certain technology of the Company and certain trademarks of the Company. Subsequent to year end, the noteholder subordinated its security interest in certain patents to a new creditor (see Note 15). These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

In September 1999, the Company issued a $500,000 secured convertible debenture bearing interest at prime rate plus 0.5% per year (7.25% as of July 31, 2001), maturing December 31, 2003. The conversion price is fixed at $0.25 per share and the conversion feature vests January 1, 2000. This convertible debenture plus another debenture in the principal amount of $1,000,000 issued in July 1999 is secured by the catalyst technology of the Company. Subsequent to year end, the noteholder subordinated its security interest in certain patents to a new creditor (see Note 15). The debenture agreement for these debentures also contains antidilution provisions and registration rights. In connection with the discount conversion feature for both debentures, the Company has recorded imputed interest expense of $662,000 during fiscal 2000. These debentures are subordinated to all other non-subordinated debt, and have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, continued

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

In February 2000, the Company issued $250,000 of 7% convertible debentures, maturing February 18, 2003. The Company recorded debt issuance costs of $32,615 as an offset to this note payable related to this transaction. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is equal to the lower of $0.345 per share or 72.5% of the average of the lowest three trading prices during the ten trading days period prior to conversion. Included with these convertible debentures were 500,000 detachable stock warrants to acquire common stock at an exercise price of the lower of $0.23 or 72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to exercise of the warrants. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $212,583 during fiscal 2000. During fiscal 2000, all of the convertible debentures plus related accrued interest of $2,091 were converted into 1,108,229 shares of common stock of the Company. The conversion price was based on $0.227 per share (72.5% of the average of the lowest three trading prices during the ten trading days immediately prior to the exercise of the warrant), as provided in the agreement. These debentures have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, continued

In connection with obtaining $1,000,000 in convertible debentures during fiscal 2000, the Company granted 5,581,650 warrants to consultants and finders. Of the 5,581,650 warrants, 2,481,650 have fixed exercise prices ranging from $0.122 to $0.75 per share and expire between November 2003 and June 2005. The remaining warrants have variable prices ranging from the lesser of $0.174 per share or the average trading price of the stock on the date of exercise to the lesser of $0.35 per share or 76% of the average trading price of the stock at the date of exercise as defined in the agreements and expire between January 2003 and May 2005. The Company recorded imputed interest expense of $542,491 related to these warrants using the Black Scholes valuation model (see Note 8) based on the value of the warrants on the date of grant for all of the warrants. The incremental difference between the grant date fair value and year end fair value is insignificant for these variable warrants plus the 1,000,000 variable warrants issued to debt holders in fiscal 2000 (see above) and has therefore not been recorded at July 31, 2001.

All of the above convertible debentures are subject to certain non-financial covenants. The covenants include maintaining the Company's stock listing on the exchange or over-the-counter market and keeping current on all other debt. The Company is not in compliance with all of the non-financial covenants as of July 31, 2001; therefore, all of the above convertible debt is shown as current.

In September 2000, the Company issued $500,000 of 8% convertible debentures, maturing September 5, 2002, for proceeds of $432,487. The Company recorded debt issuance costs of $67,512 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of 75% of the average of the lowest three trading prices during the fifteen trading days prior to issuance or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $204,696 in fiscal 2001.

In November 2000, the Company issued $250,000 of 8% convertible debentures, maturing November 15, 2002, for proceeds of $219,988. The Company recorded debt issuance costs of $30,012 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 250,000 stock warrants to acquire stock at an exercise price of $0.10 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $250,000 in fiscal 2001.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, continued

In January 2001, the Company issued $150,000 of 8% convertible debentures, maturing January 5, 2003, for proceeds of $132,487. The Company recorded debt issuance costs of $17,513 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock to an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversation feature and the fair value of the warrants, the Company has recorded imputed interest expense of $61,727 in fiscal 2001.

In March 2001, the Company issued $150,000 of 8% convertible debentures, maturing March 29, 2003, for net proceeds of $132,487. The Company recorded debt issuance costs of $17,513 as an offset to convertible debentures related to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock at an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion feature and the fair value of the warrants, the Company has recorded imputed interest expense of $54,126 in fiscal 2001.

In April through July 2001, the Company issued $450,000 of 8% convertible debentures, maturing through July 5, 2002. The notes are secured by the Company's distiller technologies. The Company recorded debt issuance costs of $83,270 as an offset to this transaction which will be amortized to interest expense over the life of the debentures. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is 80% of the average of the lowest three trading prices during sixty days prior to conversion. In connection with these convertible debentures, 450,000 stock warrants to acquire stock at an exercise price ranging from $0.004 to $0.013 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the discount conversion and the fair value of the warrants, the Company has recorded imputed interest expense of $102,380 in fiscal 2001.

The debentures issued in fiscal 2001 have registration rights and antidilution rights related to any conversions to common stock as discussed in the agreements. In addition, these debenture agreements contain loan covenants with which the Company was in compliance at July 31, 2001. Therefore, these debentures, as appropriate based on maturity date, are classified as long-term liabilities in the accompanying consolidated balance sheet at July 31, 2001.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, continued

During the fiscal year ended July 31, 2001, $164,849 of the 8% convertible debentures including related accrued interest of $3,787 were converted into 21,230,347 shares of common stock of the Company. The conversion price ranged from $0.0032 to $0.03 per share (80% of the average of the lowest three trading prices during the ninety days prior to conversion), as provided in the agreements.

NOTE 7 - TECHNOLOGY RIGHTS

In fiscal year 1998, in exchange for 500,000 shares of common stock valued at $1,200,000, the Company acquired all remaining interests and royalty rights of Robert W. Carroll and BWN Oil Investments Corporation, a Nevada corporation, to the Clean Air Pac which is used by the Company in The Force(R) airborne fuel treatment. The technology rights are amortized based on the straight-line basis over a period of three years. Included in general and administrative expenses is amortization expense of $400,000 for the year ended July 31, 2000. The technology rights were fully amortized as of July 31, 2000.

NOTE 8 - CAPITAL STOCK

Common Stock

The Company issued 750,000 and 2,381,491 shares of common stock for services rendered valued at $87,800 and $638,584 during 2001 and 2000, respectively. All shares issued were valued at the average estimated market value at date of issuance. Shares issued for future services are recorded to prepaid consulting expenses and are amortized to expense over the life of the related agreement.

On August 4, 2000, the Company issued 125,000 restricted shares of common stock for $10,000 from a third party.

In addition, 125,000 options to purchase shares of common stock, at $0.12 per share, were issued to a related party (see Note 10) to compensate the related party for non-payment of debt to the party from the Company. The fair value of these options of $9,589 was recorded to interest expense as it related to debt. The Company also repriced 50,000 options to purchase shares of common stock from $0.50 to $0.10 in exchange for forgiveness of $125,000 due to the option holder. The difference between the value of the repriced option ($2,592) and the $125,000 note balance of $122,408 was recorded as a contribution of capital as the transaction was between related parties.

A total of $245,553 of option compensation expense was recorded in fiscal 2001 for vesting from options granted prior to the fiscal year ended July 31, 2001.

On September 14, 2000, warrant holders exercised 3,369,006 warrants at exercise prices ranging from $0.072 to $0.09 per share for $262,368.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK, continued

In January 2001, a note holder agreed to accept 50,000 shares of common stock for payment of loan of $5,000. The Company issued 10,000 shares in fiscal 2000 and 40,000 in fiscal 2001.

See Note 6 for conversions of convertible debentures into common stock.

During fiscal 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and administrative expenses include prepaid consulting amortization expense of $173,901 and $635,441 for the fiscal years ended July 31, 2001 and 2000, respectively, in the accompanying consolidated statement of operations.

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

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2001, 378,061 shares of Series A Stock were outstanding, no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of Common Stock equal to the quotient of $8.00 per share and the Market Value per Share for the ten trading days immediately preceding conversion and in subsequent years into one share of Common Stock for each share of Series B Stock. As of July 31, 2001, there are no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to Common Stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2001, there are no Series C Stock issued and outstanding.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK, continued

Stock Option Plans

The Company has adopted the 1993 Incentive Stock Option Plan ("Incentive Plan") and the 1993 Non-Statutory Stock Option Plan ("Non-Statutory Plan") to grant options to purchase up to a maximum of 10% of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to employees only under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten- percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expire December 2002.

Transactions involving the plans are summarized as follows:

                                                                             Weighted
                                                   Number of Shares          Average                Exercise
                                                                          Exercise Price           Price Per
                                                                            Per Share                Share
                                                   -----------------     -----------------       ---------------

         Outstanding at July 31, 1999                    1,550,125      $         0.78         $   0.30 - 3.00
           Granted                                         213,750                0.64             0.30 - 0.75
           Exercised                                             -                   -                       -
           Canceled                                       (842,375)               0.80             0.30 - 3.00
                                                     -------------       -------------         ---------------

         Outstanding at July 31, 2000                      921,500                0.39             0.25 - 0.75
           Granted                                       1,300,000                0.12                    0.12
           Exercised                                             -                   -                       -
           Canceled                                        (63,750)               0.75                    0.75
                                                     -------------       -------------         ---------------

         Outstanding at July 31, 2001                    2,157,750      $         0.24         $   0.12 - 0.75
                                                     =============       =============          ==============

The weighted average fair value of options granted is $0.08 and $0.16 per share for the years ended July 31, 2001 and 2000, respectively.

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the price of the options. However, under FIN 44, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in a corresponding fluctuation in compensation expense for these options. As of July 31, 2001, no additional compensation expense is required as the fair value of the stock is less than $0.25 per share.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK, continued

The following summarizes information about stock options outstanding under stock option plans at July 31, 2001:

                                            Options Outstanding                             Options Exercisable
                           -------------------------------------------------------    --------------------------------
                                                   Weighted
                                                    Average            Weighted
                              Number of            Remaining           Average         Number of          Weighted
  Range of Exercise            Shares             Contractual          Exercise          Shares            Average
        Prices               Outstanding         Life (Years)           Price         Exercisable         Exercise
                                                                                                            Price
-----------------------    ----------------     ----------------     -------------    -------------     --------------

        $0.12                1,300,000              8.10               $0.12          1,300,000           $0.12
        $0.25                  656,500              5.76               $0.25            656,500           $0.25
        $0.75                  201,250              2.30               $0.75            201,250           $0.75

Transactions involving options and warrants not covered by the plans are summarized as follows:

                                                                              Weighted
                                                                              Average
                                                                              Exercise              Exercise
                                                    Number of Shares         Price Per             Price Per
                                                                               Share                 Share
                                                   --------------------    ---------------       ---------------

         Outstanding at July 31, 1999                    7,992,273        $        1.32         $    0.25-4.06
             Granted                                     9,104,984                 0.16              0.12-0.75
             Exercised                                    (824,381)                0.14              0.14-0.20
             Canceled                                   (2,328,113)                1.64              0.19-4.00
                                                     -------------         ------------          -------------

         Outstanding at July 31, 2000                   13,944,763                 0.57              0.12-4.06
             Granted                                     1,675,000                 0.07             0.004-0.12
             Exercised                                  (3,369,006)                0.08              0.07-0.09
             Canceled                                     (582,200)                1.01              0.25-3.50
                                                     -------------         ------------          -------------

         Outstanding at July 31, 2001                   11,668,557        $        0.66         $   0.004-4.06
                                                     =============         ============          =============


The weighted average fair value of non-plan stock options and warrants granted is $0.06 and $0.11 per share for the years ended July 31, 2001 and 2000, respectively.

On May 24, 2000, the Board of Directors approved a repricing of approximately 2,074,000 warrants held by consultants to $0.19 per share. The warrants were exercisable at $0.75 to $3.00 per share prior to the repricing. The incremental value under SFAS 123 as a result of the repricing was insignificant and was thus not recorded at July 31, 2001. All of the related shares were either exercised or cancelled at July 31, 2001, so no future adjustment is required pursuant to variable plan accounting.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK, continued

In addition, as discussed in Note 6, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2001.

The following table summarizes information about non-plan stock option and warrants outstanding at July 31, 2001:

                                      Options and Warrants Outstanding                     Options and Warrants
                                                                                                Exercisable
                           -------------------------------------------------------    --------------------------------
                                    Weighted
                                                    Average            Weighted
                              Number of            Remaining           Average         Number of          Weighted
  Range of Exercise            Shares             Contractual          Exercise          Shares            Average
        Prices               Outstanding         Life (Years)           Price         Exercisable         Exercise
                                                                                                            Price
-----------------------    ----------------     ----------------     -------------    -------------     --------------

   $0.004 - $0.50            6,602,484             4.41               $0.15            6,602,484          $0.15
    $0.75 - $0.98            3,522,116             4.17                0.75            3,522,116           0.75
    $1.00 - $1.88              941,401             4.16                1.40              809,401           1.37
    $2.12 - $4.06              602,556             1.04                3.43              602,556           3.43

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                              2001                    2000
                                                                         ----------------        ----------------

Net loss attributable to common stockholders, as reported               $     (4,270,387)       $      (6,719,231)
Net loss attributable to common stockholders, pro forma                 $     (4,450,276)       $      (7,421,269)
Loss per share, as reported                                             $          (0.08)       $          (0.19)
Loss per share, pro forma                                               $          (0.08)       $          (0.21)

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK, continued

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                              2001                    2000
                                                                         ----------------        ----------------

           Expected dividend yield                                                  0%                      0%
           Weighted average expected stock price volatility                       250%                    165%
           Risk free interest rate                                                5.4%                    6.5%
           Expected life of option                                        1 to 3 years            1 to 3 years

Total consulting expense charged to operations for options or warrants granted to non-employees (in accordance with SFAS 123) was $0 and $609,000 for fiscal year 2001 and 2000, respectively. Total interest expense charged to operations for options or warrants granted to non-employees in connection with debt financing (in accordance with SFAS 123) was approximately $83,000 and $779,000 for fiscal 2001 and 2000, respectively. Total expense charged to operations in fiscal year 2001 and 2000 for options granted to employees at grant prices lower than market price at the date of grant (in accordance with APB Opinion 25) was approximately $13,000 and $0, respectively.

Stock Subscriptions

As of July 31, 2001, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750. During fiscal 2000, 646,000 shares valued at $196,820 relating to fiscal 1999 subscriptions were issued.

NOTE 9 - DISCONTINUED OPERATIONS

On March 8, 2001, the Company entered into a stock purchase agreement with Overseas Investment, an unrelated company, to sell its entire common stock interest in NCM for $40,000. The Company received $25,000 and will receive the balance of $15,000 in December 2003. As the net book value of the NCM assets was $1,748,164 and the liabilities of NCM assumed by the buyer were estimated at approximately $732,500, the loss on disposal was $975,462, which is included in the accompanying statement of income for the year ended July 31, 2001. Operating losses and cash flows of NCM for the years ended July 31, 2001 and 2000 have been reclassified for presentation purposes. Revenues of NCM for the years ended July 31, 2001 and 2000 were $0 and $20,717, respectively.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has $220,916 of non-interest bearing related party payables due to an officer/shareholder. Payments were due in installments of approximately $40,000 per month, commencing August 1999 and ending in February 2000. In connection with the payable, the Company issued 125,000 options to purchase common shares valued at $9,585 in fiscal 2001 (see Note 8). This loan is secured by the personal property of the Company. The Company is in discussions with the officer/shareholder to modify the terms of this loan. The remaining balance of $248,817 due to related parties is unsecured, due on demand, and bears no interest.

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event ATG does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2001. On April 3, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2001, no provision has been made in the consolidated financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2001 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 11 - INCOME TAXES

A provision for income taxes of $1,000 (representing minimum state taxes) was recorded in fiscal years 2001 and 2000, respectively.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES, continued

Net temporary differences that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

         Deferred tax assets:
              Net operating loss carryforward                                                   $      21,751,000
              Long-term deferred tax assets                                                               380,000
              Valuation allowances                                                                    (22,131,000)
                                                                                                 ----------------

         Net deferred tax asset                                                                 $               -
                                                                                                 ================

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain.

The deferred tax valuation allowance increased by $1,705,000 and $2,730,000 during fiscal 2001 and 2000, respectively.

As of July 31, 2001, the Company has approximately $54,000,000 of federal operating loss carryforwards that will expire in fiscal years ending 2006 through 2021 and approximately $27,000,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2002 through 2006. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for fiscal 2001 and 2000 and the tax benefit determined by multiplying the Company's pre-tax loss by the federal statutory rate is due primarily to an increase in the valuation allowance due to current year losses for which no tax benefit was recorded.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

In May 2000, the Company agreed to a $12 million equity line of credit agreement with an unrelated party. The unrelated party has since not fulfilled its part of the agreement. It is management's intent to renegotiate the agreement in an attempt to gain access to the equity line; however, management does not believe that the negotiations will be successful. If unsuccessful, the Company will not have access to these additional funds.

Litigation

The Company is involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES, continued

Leases

Subsequent to July 31, 2001, the Company leases offices and warehouse space under month-to-month agreements. For the years ended July 31, 2001 and 2000, rent expense totaled $110,328 and $9,188, respectively.

NOTE 13 - INDUSTRY SEGMENT INFORMATION

                The Company's principal remaining business segment in fiscal 2001 is Technology Products (The Force and Waste Water Treatment, among others) as a result of the sale of NCM (see Note 9)

Financial information about industry segments for the year ended July 31, 2000, is as follows:

         Operating revenues:
              Technology products                                                               $         258,759
              Corporate                                                                                    57,854
              Mining                                                                                       20,717
                                                                                                 ----------------

              Total operating revenues                                                          $         337,330
                                                                                                 ================

         Operating loss:
              Technology products, including research
                and development                                                                 $        (799,174)
              Mining, including impairment                                                                (53,466)
              Corporate expenses                                                                       (3,873,617)
                                                                                                 ----------------

              Net operating loss                                                                $      (4,726,257)
                                                                                                 ================

Operating loss is revenues minus operating expenses.

NOTE 14 - MAJOR CUSTOMERS

The Company sells a substantial portion of its technology products to certain customers. During fiscal 2001 and 2000, the Company's sales to these customers approximated 32% and 54%, respectively, of total sales and 35% and 71%, respectively, of technology product sales. At July 31, 2001, amounts due from these customers included in gross accounts receivable are $13,125.

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENTS

The Company has suspended substantive operations subsequent to July 31, 2001. Management is currently pursuing various options to obtain additional funding, including the sale and/or license of certain technologies to related and other parties, and the sale of a majority equity position to investors with a different business plan.

In October 2001, a convertible debt holder converted $640 of convertible debt and $73 of accrued interest into 222,619 shares of common stock at $0.0032 per share, as provided in the debenture agreement.

In November 2001, the Company signed a promissory note with a third party for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. Through January 18, 2002, the Company has received approximately $239,000 in borrowings under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.