Form 10QSB
period 2001-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-02-11
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2001
             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


                         P.O. Box 90, Monrovia, CA 91016
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (626) 357-5000


     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of January 23, 2002 the registrant had 70,692,744 shares of Common Stock outstanding.

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements

         Consolidated Balance Sheets as of October 31, 2001 (unaudited) and
           July 31, 2001

         Consolidated Statements of Operations for the three months ended
           October 31, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended
           October 31, 2001 and 2000 (unaudited)

         Notes to Consolidated Financial Statements

ITEM 2   Management's Discussion and Analysis

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings

ITEM 2   Changes in Securities

ITEM 3   Defaults Upon Senior Securities

ITEM 4   Submission to a Vote of Security Holders

ITEM 5   Other Information

ITEM 6   Exhibits and Reports on Form 8-K

Signatures

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

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       October 31, 2001 and July 31, 2001


                                                                          October 31, 2001           July 31,
ASSETS                                                                                                 2001
                                                                          ------------------     ------------------
                                                                             (Unaudited)

Current assets:
     Cash and cash equivalents                                          $            690        $           8,648
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at October 31, 2001
       and July 31, 2001, respectively                                            24,934                   22,616
     Inventories, net                                                             55,360                   37,923
     Other current assets                                                         19,369                   22,811
                                                                         ---------------         ----------------
         Total current assets                                                    100,353                   91,998

Property and equipment, net of accumulated depreciation and
  amortization of $672,357 and $677,357 at October 31,
  2001 and July 31, 2001, respectively                                            60,011                   65,466
Patents, net of accumulated amortization                                          44,625                   47,600
                                                                         ---------------         ----------------

                                                                        $        204,989        $         205,064
                                                                         ===============         ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                   $        730,553        $         598,443
     Accrued interest payable                                                    546,768                  479,217
     Accrued payroll and related liabilities                                     521,047                  389,782
     Other accrued liabilities                                                    85,041                   85,538
     Amounts due to related parties                                              469,733                  469,733
     Notes payable                                                               188,015                  188,360
     Current portion of convertible debentures                                 2,909,511                2,575,000
                                                                         ---------------         ----------------
         Total current liabilities                                             5,450,668                4,786,073

Convertible debentures, net of current portion                                   550,000                  885,151
                                                                         ---------------         ----------------

         Total liabilities                                                     6,000,668                5,671,224
                                                                         ---------------         ----------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                   378                      378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                     -                        -
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                                 -                        -
     Common stock, $.001 par value; 100,000,000 shares authorized;
       70,692,744 and 70,470,125 shares issued and outstanding at
       October 31, 2001 and July 31, 2001, respectively                           70,693                   70,471
     Additional paid-in capital                                               52,806,735               52,806,244
     Stock subscriptions                                                           6,750                    6,750
     Accumulated deficit                                                     (58,680,235)             (58,350,003)
                                                                         ---------------         ----------------
         Total stockholders' deficit                                          (5,795,679)              (5,466,160)
                                                                         ---------------         ----------------

                                                                        $        204,989        $         205,064
                                                                         ===============         ================

     The accompanying notes are an integral part of these consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              For The Three Months Ended October 31, 2001 and 2000



                                                                          October 31, 2001          October 31,
                                                                                                       2000
                                                                          ------------------     ------------------

Revenues:
     Technology rights                                                  $          5,028          $         6,249
     Other                                                                            56                      971
                                                                         ---------------           --------------
         Total revenues                                                            5,084                    7,220
                                                                         ---------------           --------------

Operating expenses:
     General and administrative                                                  238,485                  595,641
     Marketing and product development                                               369                   60,729
     Research and development                                                     28,738                   68,787
                                                                         ---------------           --------------
         Total operating expenses                                                267,592                  725,157
                                                                         ---------------           --------------

Other (expense) income:
     Interest expense, net                                                       (67,724)                (282,359)
     Gain on sale-leaseback                                                            -                   13,345
                                                                         ---------------           --------------
         Total other (expense) income                                            (67,724)                (269,014)
                                                                         ---------------           --------------

Loss from continuing operations                                                 (330,232)                (986,951)

Loss from discontinued operations                                                      -                  (18,730)
                                                                         ---------------           ---------------

Net loss attributable to common stockholders                            $       (330,232)         $    (1,005,681)
                                                                         ===============           ==============

Basic and fully diluted net loss per common share:
     Continuing operations                                              $         (0.005)         $        (0.02)
     Discontinued operations                                                           -                       -
                                                                         ---------------           -------------

Basic and fully diluted net loss per common share                       $         (0.005)         $        (0.02)
                                                                         ===============           =============

Weighted average number of common shares outstanding                          70,521,499               46,705,492
                                                                         ===============           ==============

     The accompanying notes are an integral part of these consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For The Three Months Ended October 31, 2001 and 2000


                                                                          October 31, 2001          October 31,
                                                                                                       2000
                                                                          ------------------     ------------------

Cash flows from operating activities:
     Net loss                                                           $       (330,232)       $      (1,005,681)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                             8,430                   27,315
         Amortization of prepaid consulting expenses                                   -                   19,375
         Amortization of deferred gain on sale-leaseback                               -                  (13,344)
         Stock issued and subscribed as consideration for services                     -                   90,000
         Imputed and accrued interest expense on convertible
           ventures                                                                    -                  204,696
         Stock options issued to consultants and employees                             -                   83,973
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (2,318)                  55,287
              Inventories                                                        (17,437)                   8,743
              Other current assets                                                 3,442                  (84,881)
              Accounts payable and accrued liabilities                           330,502                  (82,445)
              Amounts due to related parties                                           -                  (59,112)
                                                                         ---------------         ----------------

         Net cash used in operating activities                                    (7,613)                (756,074)
                                                                         ---------------         ----------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures                                  -                  432,500
     Net proceeds from disposition of assets                                           -                  126,527
     Payments on notes payable                                                      (345)                 (47,259)
     Payments on short-term loan to an officer                                         -                   (5,000)
     Net proceeds from issuance of stock and stock subscriptions                       -                  263,368
                                                                         ---------------         ----------------

     Net cash (used in) provided by financing activities                            (345)                 770,145
                                                                         ---------------         ----------------

Net change in cash and cash equivalents                                           (7,958)                  14,071

Cash and cash equivalents, beginning of period                                     8,648                    3,950
                                                                         ---------------         ----------------

Cash and cash equivalents, end of period                                $            690        $          18,021
                                                                         ===============         ================

Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                           $            640        $               -
     Cancellation of debt by repricing of option                                       -                  125,000
     Sales price of land and buildings, net                                            -                1,237,692
     Less:    Repayment of a note to a mortgage holder                                 -                 (877,500)
              Repayment of a note to a related party                                   -                  (50,000)
              Repayment of other debts related to the property                         -                 (164,443)
              Deposit on lease of the building                                         -                  (19,222)
                                                                         ---------------         ----------------

     Net proceeds                                                       $            640        $         126,527
                                                                         ===============         ================

     The accompanying notes are an integral part of these consolidated financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2001.

NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

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

Net Loss Per Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 52,941 and 1,429,701 for the three months ended October 31, 2001 and 2000, respectively.

Segments

The Company operates in one business segment, technology products, as a result of its sale of its mining business in fiscal 2000.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 3 - PROPERTY AND EQUIPMENT

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction for total consideration of $1,300,000. As a result of the sale, the Company paid its note payable of $877,500 with related accrued interest and recorded a deferred gain of $286,125 on the sale. During the three months ended October 31, 2000, the Company amortized $13,344 of the deferred gain. The deferred gain was fully recognized later in fiscal 2001 when the lease converted to a month-to-month lease.

NOTE 4 - CAPITAL STOCK

Common Stock

During the quarter ended October 31, 2001, the Company converted $640 of convertible debentures and $73 of accrued interest into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

Stock Subscriptions

As of October 31, 2000, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying Consolidated Balance Sheets.

NOTE 5 - SUBSEQUENT EVENTS

The Company has suspended substantive operations subsequent to July 31, 2001. Management is currently pursuing various options to obtain additional funding, including the sale and/or license of certain technologies to related and other parties, and the sale of a majority equity position to investors with a different business plan.

In November 2001, the Company signed a promissory note with a third party for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. Through February 7, 2002, the Company has received approximately $239,000 in borrowings under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



ITEM 2   Management's Discussion and Analysis

The Company ceased substantive operations prior to the end of the last fiscal year. As of October 31, 2001, the Company terminated the employment of nearly all employees and, since that time, has been focusing its efforts on restructuring the Company and its finances. On November 20, 2001, the Company announced a major reordering including an equity funding facility to finance the acquisition of new products, entities and technologies. Further announcements concerning these efforts will be made as appropriate.

The financial statements reflect the refocus of the Company's activities. Total revenues decreased from $7,220 for the quarter ended October 31, 2000 to $5,084 for the current quarter. Operating expenses decreased from $725,157 to $267,592, a total of $457,565, due primarily to the continued reduction in staffing as well as a paring down of all non-essential expenses. Losses decreased from $1,008,681 for the quarter ended October 31, 2000 to $330,232 for the current quarter, due almost exclusively to the reduction of operating expenses.

In spite of the additional reductions in staffing and the cessation of most normal activities, the Company continues to seek customers for its Force products. The Company's agents and distributors continue to develop customer interest, and an agreement for distribution to mass merchandisers and certain overseas customers was signed recently. Negotiations continue with a Japanese company to license the distiller for manufacture and market in selected Asian markets.

As indicated in the recent 10K filing, it is the opinion of management that because of the unsuccessful results of the infomercial in the U.S. and Japan and the difficulty encountered in marketing The Force both domestically and internationally, the Company must acquire new entities, technologies or products to create value for the shareholder.

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

Total assets were essentially unchanged (decreased by $75) from the ending July 31, 2001 to the period ending October 31, 2001. Total liabilities increased by $329,444 from $5,671,224 to $6,000,668 at July 31, 2001 and October 31, 2001,
respectively. This increase was principally due to increases in accounts payable of $132,110, increases in accrued interest payable of $67,551, and increases in accrued payroll and related expenses of $131,265.

The Company decreased the cash used in operations by $748,461 from $756,074 to $7,613 for the three months ended October 31, 2000 and October 31, 2001, respectively, due almost exclusively to the reduction of personnel and non-essential operating expenses.

In November 2001, the Company signed a promissory note with a third party for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. Through February 7, 2002, the Company has received approximately $239,000 in borrowings under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.

Statements included in this Management's Discussion and Analysis and elsewhere in this Form 10-QSB, in future filings by the Registrant with the Securities and Exchange Commission and in the Registrant's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Registrant wishes to caution the reader not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended October 31, 2001, the Company converted $640 of convertible debentures and $73 of accrued interest into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

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



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits


  (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                       By: /s/ Lawrence J. Brady
                                                    ----------------------------
                                                               Lawrence J. Brady
                                                       Chairman of the Board and
                                                  Acting Chief Executive Officer
                                                 Acting Chief Accounting Officer
                                                          Date: February 7, 2002