Form 10QSB
period 2002-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-03-15
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2002
             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 13, 2002 the registrant had 72,317,744 shares of Common Stock outstanding.

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements

     Consolidated Balance Sheets as of January 31, 2002 (unaudited) and July 31,
        2001

     Consolidated  Statements of  Operations  for the three and six months ended
        January 31, 2002 and 2001 (unaudited)

     Consolidated Statements of Cash Flows for the six months ended January 31, 2001 and 2001 (unaudited)

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

                        AMERICAN TECHNOLOGIES GROUP, INC.

                                 BALANCE SHEETS

                       January 31, 2002 and July 31, 2001


                               The accompanying notes are an integral part of these financial statements
                                                                   5

                                                                          January 31, 2002           July 31,
ASSETS                                                                                                 2001
                                                                          ------------------     ------------------
                                                                             (Unaudited)

Current assets:
     Cash and cash equivalents                                          $          2,140        $           8,648
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at January 31, 2002
       and July 31, 2001, respectively                                            24,934                   22,616
     Inventories, net                                                             53,077                   37,923
     Other current assets                                                         18,979                   22,811
                                                                         ---------------         ----------------
         Total current assets                                                     99,130                   91,998

Property and equipment, net of accumulated depreciation and
  amortization of $0 and $677,357 at January 31, 2002
  and July 31, 2001, respectively                                                      -                   65,466
Patents, net of accumulated amortization                                          41,650                   47,600
                                                                         ---------------         ----------------

                                                                        $        140,780        $         205,064
                                                                         ===============         ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                   $        659,119        $         598,443
     Accrued interest payable                                                    615,119                  479,217
     Accrued payroll and related liabilities                                     521,048                  389,782
     Other accrued liabilities                                                    94,006                   85,538
     Amounts due to related parties                                              469,733                  469,733
     Notes payable                                                               188,015                  188,360
     Notes payable - related party                                               258,893                        -
     Current portion of convertible debentures                                 2,909,511                2,575,000
                                                                         ---------------         ----------------
         Total current liabilities                                             5,715,444                4,786,073

Convertible debentures, net of current portion                                   550,000                  885,151
                                                                         ---------------         ----------------

         Total liabilities                                                     6,265,444                5,671,224
                                                                         ---------------         ----------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                   378                      378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                     -                        -
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                                 -                        -
     Common stock, $.001 par value; 100,000,000 shares authorized;
       70,692,744 and 70,470,125 shares issued and outstanding at
       January 31, 2002 and July 31, 2001, respectively                           70,693                   70,471
     Additional paid-in capital                                               52,806,735               52,806,244
     Stock subscriptions                                                           6,750                    6,750
     Accumulated deficit                                                     (59,009,220)             (58,350,003)
                                                                         ----------------        ----------------
         Total stockholders' deficit                                          (6,124,664)              (5,466,160)
                                                                         ----------------        ----------------

                                                                        $        140,780        $         205,064
                                                                         ===============         ================

   The accompanying notes are an integral part of these financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2002 and 2001



                                                              Three Months Ended                        Six Months Ended
                                                                 January 31,                               January 31,
                                                      -----------------------------------      ------------------------------------
                                                           2002                2001                 2002                 2001
                                                      ---------------     ---------------      ---------------      ---------------

Revenues:
     Technology rights                              $         4,567     $        93,048      $         9,595      $       99,297
     Other                                                        -                   -                   56                 971
                                                     --------------      --------------       --------------       -------------
         Total revenues                                       4,657              93,048                9,651             100,268
                                                     --------------      --------------       --------------       -------------

Operating expenses:
     General and administrative                             261,117             449,535              499,602           1,045,177
     Marketing and product development                        2,284             359,744                2,653             420,472
     Research and development                                     -              81,589               28,738             150,376
                                                     --------------      --------------       --------------       -------------
         Total operating expenses                           263,401             890,868              530,993           1,616,025
                                                     --------------      --------------       --------------       -------------

Other (expense) income:
     Interest expense, net                                  (70,151)           (385,678)            (137,875)           (658,865)
     Gain on sale-leaseback                                       -              13,344                    -              26,689
                                                     --------------      --------------       --------------       -------------
         Total other (expense) income                       (70,151)           (372,334)            (137,875)           (632,176)
                                                     --------------      --------------       --------------       -------------

Loss from continuing operations                            (328,985)         (1,170,154)            (659,217)         (2,147,933)

Loss from discontinued operations                                 -            (986,478)                   -          (1,014,380)
                                                     --------------      --------------       --------------       -------------

Net loss attributable to common stockholders        $      (328,985)    $    (2,156,632)     $      (659,217)     $   (3,162,313)
                                                     ==============      ==============       ==============       =============

Basic and fully diluted net loss per common share:
     Continuing operations                          $       (0.005)     $        (0.02)      $        (0.01)     $        (0.05)
     Discontinued operations                                      -              (0.02)                    -              (0.02)
                                                     --------------      --------------       --------------      --------------

Basic and fully diluted net loss per common share   $       (0.005)     $        (0.04)      $        (0.01)     $        (0.07)
                                                     =============       =============        =============       =============

Weighted average number of common shares
  outstanding                                            70,692,744          49,199,778           70,607,589          47,952,635
                                                     ==============      ==============       ==============      ==============

   The accompanying notes are an integral part of these financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For The Six Months Ended January 31, 2002 and 2001


                                                                              January 31,            January 31,
                                                                                 2002                    2001
                                                                          --------------------    -------------------

Cash flows from operating activities:
     Net loss                                                           $       (659,217)       $      (3,162,313)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                            16,862                   54,383
         Amortization of prepaid consulting expenses                                   -                  173,901
         Amortization of deferred gain on sale-leaseback                               -                  (26,689)
         Stock issued and subscribed as consideration for services                     -                   87,800
         Imputed and accrued interest expense on convertible
           ventures                                                                    -                  534,967
         Stock options issued to consultants and employees                             -                  145,361
         Loss on disposal of fixed assets                                         54,554                        -
         Loss from disposal of discontinued operations                                 -                  958,536
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (2,318)                  21,926
              Inventories                                                        (15,154)                  (6,387)
              Other current assets                                                 3,832                    3,033
              Accounts payable and accrued liabilities                           336,385                   41,220
              Amounts due to related parties                                           -                  (23,196)
                                                                         ---------------         ----------------

     Net cash used in operating activities                                      (265,056)              (1,197,458)
                                                                         ---------------         ----------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures                                  -                  784,975
     Net proceeds from disposition of assets                                           -                  126,527
     Proceeds from notes payable borrowings                                      258,893                   44,800
     Payments on notes payable                                                      (345)                 (47,250)
     Payments on short-term loan to an officer                                         -                   (5,000)
     Net proceeds from issuance of stock and stock subscriptions                       -                  263,368
                                                                         ---------------         ----------------

     Net cash provided by financing activities                                   258,548                1,167,420
                                                                         ---------------         ----------------

Net cash flows from discontinued operations                                            -                   31,653
                                                                         ---------------         ----------------

Net change in cash and cash equivalents                                           (6,508)                   1,615

Cash and cash equivalents, beginning of period                                     8,648                    3,884
                                                                         ---------------         ----------------

Cash and cash equivalents, end of period                                $          2,140        $           5,499
                                                                         ===============         ================

Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                           $            640        $               -
                                                                         ---------------         ----------------
     Cancellation of debt by repricing of option                                       -                  125,000
                                                                         ---------------         ----------------
     Stock issued as payment of note                                                   -                    5,000
                                                                         ---------------         ----------------

     Sales price of land and buildings, net                                            -                1,237,692
     Less:    Repayment of a note to a mortgage holder                                 -                 (877,500)
              Repayment of a note to a related party                                   -                  (50,000)
              Repayment of other debts related to the property                         -                 (164,443)
              Deposit on lease of the building                                         -                  (19,222)
                                                                         ---------------         ----------------

     Net proceeds                                                       $              -        $         126,527
                                                                         ===============         ================

   The accompanying notes are an integral part of these financial statements

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2001.

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

Net Loss Per Share

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 32,222 and 960,234 for the six months ended January 31, 2002 and 2001, respectively.

Segments

The Company operates in one business segment, technology products, as a result of its sale of its mining business in fiscal 2000.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - PROPERTY AND EQUIPMENT

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction for total consideration of $1,300,000. As a result of the sale, the Company paid its note payable of $877,500 with related accrued interest and recorded a deferred gain of $286,125 on the sale. During the six months ended January 31, 2001, the Company amortized $26,688 of the deferred gain. The deferred gain was fully recognized later in fiscal 2001 when the lease converted to a month-to-month lease.

In November 2001, the Company transferred ownership of its remaining property and equipment with a net book value of $54,554. The property and equipment was transferred to a creditor of the Company who is owed approximately $225,000 as of January 31, 2002. The two parties have not yet determined the amount of the liability that will be settled in connection with this transaction. Therefore, the disposal has been recorded as a $54,554 loss on the accompanying statement of operations.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. As of January 31, 2002, the Company owes $258,893 under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.

NOTE 5 - CAPITAL STOCK

Common Stock

During the six months ended January 31, 2002, the Company converted $640 of convertible debentures and $73 of accrued interest into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

Stock Subscriptions

As of January 31, 2002, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying Consolidated Balance Sheets.

NOTE 6 - CONTINGENT SALE

In December 2001, the Company shipped product to a third party distributor. Since the collectibility of this $125,000 sale is uncertain, the sale was not recorded in the quarter ended January 31, 2002 and will only be recorded in the future upon its collection by the Company. The related costs of goods have been recorded to cost of sales as the inventory might not be returned.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 31, 2001, the Company received the letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within commitment. As of January 31, 2002, the Company has not borrowed any money under this commitment.

               AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In December 2001, the Company settled complaints between the Company and various related parties. In exchange for the release of the lawsuits, the Company has agreed to release technology rights to the coherent particle beam ("Baser"). The Company will receive 10% of any future net profits derived from the Baser technology sales.

NOTE 8 - SUBSEQUENT EVENT

On February 14, 2002, the Company issued 1,625,000 shares of restricted common stock to its formers CEO per the settlement agreement. The Company recorded $1,625 as compensation expense and increased the balance of common stock by the same amount.

ITEM 2   Management's Discussion and Analysis

As reported in the previous 10-Q for the period ended October 31, 2001, the Company largely had ceased operations during the prior fiscal year and had begun focusing efforts on restructuring and refinancing. In the quarter ended January 31, 2002, the Company continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

In November 2001, the Company announced and signed a promissory note with a third party for $400,000. These funds were to permit completion of audits necessary for filing of the overdue 10-K and other efforts necessary to enable the Company's restructuring program to proceed. In early February 2002 Lawrence Brady resigned as Chairman and CEO of the Company to be replaced by Dr. Gary Fromm. Additional announcements concerning results of the Company's efforts are anticipated to be made in the near future. At the beginning of March, the Company filed with the SEC to send a proxy to shareholder to increase authorized shares to enable an acquisition program to proceed.

In the interim, the Company has continued to explore possibilities for licensing and distributing the distiller for manufacture and sales in selected Asian markets. The same is true for the Force products, which still find interested customers both domestically and overseas. Efforts are underway to examine strengthening the distribution network so as to increase sales. The acquisition of new entities, technologies and products to create value for shareholders, too, is underway in the form of evaluating possible investments.

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

Total assets decreased by $64,209 from the period ending October 31, 2001 to the period ending January 31, 2002 largely due to fully amortizing remaining property and equipment. Total liabilities increased by $264,776 from $6,000,668 to $6,265,444 at October 31, 2001 and January 31, 2002, respectively. This increase was principally due to interest and payroll accruals.

The Company decreased the cash used in operations by $841,169 from $1,170,154 to $328,985 for the three months ended January 31, 2001 and January 31, 2002, respectively, due almost exclusively to the reduction of personnel and non-essential operating expenses.

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

Not applicable.




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


                                              AMERICAN TECHNOLOGIES GROUP, INC.

                                         By: /s/ Gary Fromm
                                                 Gary Fromm
                                                 Chairman of the Board and
                                                 Acting Chief Executive Officer
                                                 Acting Chief Accounting Officer
                                           Date: March 13, 2002