Form 10QSB
period 2002-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-06-14
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002
             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 13, 2002 the registrant had 77,451,704 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 2002 (unaudited) and July
          31, 2001

         Consolidated Statements of Operations for the three and nine months ended April 30, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the nine months ended April
           30, 2002 and 2001 (unaudited)

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


                                 AMERICAN TECHNOLOGIES GROUP, INC.

                                           BALANCE SHEETS

                                  April 30, 2002 and July 31, 2001

ASSETS                                                                       APRIL 30, 2002      JULY 31, 2001
                                                                              -------------      -------------
                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                $      4,002       $      8,648
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at April 30, 2002
       and July 31, 2001, respectively                                              30,574             22,616
     Inventories, net                                                               47,727             37,923
     Other current assets                                                           10,804             22,811
                                                                              -------------      -------------
         Total current assets                                                       93,107             91,998

Property and equipment, net of accumulated depreciation and
  amortization of $0 and $677,357 at April 30, 2002
  and July 31, 2001, respectively                                                        -             65,466
Patents, net of accumulated amortization                                            38,675             47,600
                                                                              -------------      -------------

                                                                              $    131,782       $    205,064
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                         $    629,968       $    598,443
     Accrued interest payable                                                      695,668            479,217
     Accrued payroll and related liabilities                                       271,434            389,782
     Other accrued liabilities                                                      94,006             85,538
     Amounts due to related parties                                                469,733            469,733
     Notes payable                                                                 188,015            188,360
     Notes payable - related party                                                 381,331                  -
     Current portion of convertible debentures                                   3,459,511          2,575,000
                                                                              -------------      -------------
         Total current liabilities                                               6,189,666          4,786,073

Convertible debentures, net of current portion                                           -            885,151
                                                                              -------------      -------------

         Total liabilities                                                       6,189,666          5,671,224
                                                                              -------------      -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                     378                378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                       -                  -
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                                   -                  -
     Common stock, $.001 par value; 100,000,000 shares authorized;
       72,317,744 and 70,470,125 shares issued and outstanding at
       April 30, 2002 and July 31, 2001, respectively                               72,319             70,471
     Additional paid-in capital                                                 52,809,984         52,806,244
     Stock subscriptions                                                            27,269              6,750
     Accumulated deficit                                                       (58,967,834)       (58,350,003)
                                                                              -------------      -------------
         Total stockholders' deficit                                            (6,057,884)        (5,466,160)
                                                                              -------------      -------------

                                                                              $    131,782       $    205,064
                                                                              =============      =============

              The accompanying notes are an integral part of these financial statements


                                       AMERICAN TECHNOLOGIES GROUP, INC.

                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                          For The Three and Nine Months Ended April 30, 2002 and 2001

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  APRIL 30,                          APRIL 30,
                                                       -------------------------------     -------------------------------
                                                            2002              2001             2002               2001
                                                       -------------     -------------     -------------     -------------
Revenues:
     Technology rights                                 $     15,584      $     18,467      $     25,179      $    117,764
     Other                                                        -             5,100                56             6,071
                                                       -------------     -------------     -------------     -------------
         Total revenues                                      15,584            23,567            25,235           123,835
                                                       -------------     -------------     -------------     -------------

Operating expenses:
     General and administrative                             280,393           423,076           725,441         1,468,254
     Marketing and product development                        5,972            24,405             8,625           444,877
     Research and development                                     -            46,923            28,738           197,299
                                                       -------------     -------------     -------------     -------------
         Total operating expenses                           286,365           494,404           762,804         2,110,430
                                                       -------------     -------------     -------------     -------------

Other (expense) income:
     Interest expense, net                                  (81,851)         (129,805)         (219,726)         (788,670)
     Loss on disposal of fixed assets                             -                 -           (54,554)                -
     Gain on sale-leaseback                                       -            13,345                 -            40,034
                                                       -------------     -------------     -------------     -------------
         Total other (expense) income                       (81,851)         (116,460)         (274,280)         (748,636)
                                                       -------------     -------------     -------------     -------------

Loss from continuing operations                            (352,632)         (587,297)         (1,011,849)       (2,735,231)

Loss from discontinued operations                                 -           (19,729)                -        (1,034,108)
                                                       -------------     -------------     -------------     -------------

Loss before extraordinary items                            (352,632)         (607,026)         (1,011,849)     $ (3,769,339)

Extraordinary item - settlement gain                        394,018                 -           394,018                 -
                                                       -------------     -------------     -------------     -------------

Net Income (loss) attributable to
  common stockholders                                  $     41,386      $   (607,026)     $   (617,831)     $ (3,769,339)
                                                       =============     =============     =============     =============

Basic and fully diluted net loss per common share:
     Continuing operations                             $     (0.004)     $      (0.01)     $     (0.013)     $      (0.06)
     Discontinued operations                                      -                 -                 -             (0.02)
                                                       -------------     -------------     -------------     -------------

     Income before extraordinary items                       (0.004)            (0.01)           (0.013)            (0.08)

     Extraordinary item - settlement gain                     0.005                 -             0.005                 -
                                                       -------------     -------------     -------------     -------------

Basic and fully diluted net income or
  (loss) per common share                              $      0.001      $      (0.01)     $     (0.008)     $      (0.08)
                                                       =============     =============     =============     =============

Weighted average number of common shares
  outstanding                                            72,077,687        49,544,277        71,083,522        48,471,522
                                                       =============     =============     =============     =============

                   The accompanying notes are an integral part of these financial statements


                                  AMERICAN TECHNOLOGIES GROUP, INC.

                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                          For The Nine Months Ended April 30, 2002 and 2001

                                                                            APRIL 30,               APRIL 30,
                                                                              2002                     2001
                                                                         ----------------        ----------------
Cash flows from operating activities:
     Net loss                                                            $      (617,831)        $    (3,769,339)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                            19,837                  78,389
         Amortization of prepaid consulting expenses                                   -                 173,901
         Amortization of deferred gain on sale-leaseback                               -                 (40,033)
         Stock issued and subscribed as consideration for services                     -                  87,800
         Imputed and accrued interest expense on convertible
           ventures                                                                    -                 606,844
         Stock options issued to consultants and employees                             -                 206,749
         Loss on disposal of fixed assets                                         54,554                       -
         Loss from disposal of discontinued operations                                 -                 975,106
         Gain from settlement on accrued liabilities                            (394,018)                      -
     Changes in operating assets and liabilities:
              Accounts receivable                                                 (7,958)                 73,442
              Inventories                                                         (9,804)                (17,358)
              Other current assets                                                12,007                   4,271
              Accounts payable and accrued liabilities                           557,581                 372,886
              Amounts due to related parties                                           -                 (23,196)
                                                                         ----------------        ----------------

         Net cash used in operating activities                                  (385,632)             (1,270,538)
                                                                         ----------------        ----------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures                                  -                 917,462
     Net proceeds from disposition of assets                                           -                 126,527
     Proceeds from related party notes payable                                   381,331                  14,097
     Payments on notes payable                                                      (345)                (47,250)
     Payments on short-term loan to an officer                                         -                  (5,000)
     Net proceeds from issuance of stock and stock subscriptions                       -                 263,368
                                                                         ----------------        ----------------

     Net cash provided by financing activities                                   380,986               1,269,204
                                                                         ----------------        ----------------

Net cash flows from discontinued operations                                            -                  15,083
                                                                         ----------------        ----------------

Net change in cash and cash equivalents                                           (4,646)                 13,749

Cash and cash equivalents, beginning of period                                     8,648                   3,884
                                                                         ----------------        ----------------

Cash and cash equivalents, end of period                                 $         4,002         $        17,633
                                                                         ================        ================

Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                            $           640         $        32,050
                                                                         ----------------        ----------------
     Cancellation of debt by repricing of option                                       -                 125,000
                                                                         ----------------        ----------------
     Stock issued as payment of note                                                   -                   5,000
                                                                         ----------------        ----------------
     Stock issued as settlement of accrued liabilities                            25,394                       -
                                                                         ----------------        ----------------
     Sales price of land and buildings, net                                            -               1,237,692
     Less:    Repayment of a note to a mortgage holder                                 -                (877,500)
              Repayment of a note to a related party                                   -                 (50,000)
              Repayment of other debts related to the property                         -                (164,443)
              Deposit on lease of the building                                         -                 (19,222)
                                                                         ----------------        ----------------
     Net proceeds                                                        $             -         $       126,527
                                                                         ================        ================

              The accompanying notes are an integral part of these financial statements

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2001.

NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS
----------------------------------------------------------------------

Organization and Line of Business
---------------------------------

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

Significant Business Risks
--------------------------

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

Net Income (Loss) Per Share
---------------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they either would be anti-dilutive or had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 32,186 and 409,439 for the nine months ended April 30, 2002 and 2001, respectively.

Segments
--------

The Company operates in one business segment, technology products, as a result of its sale of its mining business in fiscal 2000.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

On August 25, 2000, the Company sold its land and buildings with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction for total consideration of $1,300,000. As a result of the sale, the Company paid its note payable of $877,500 with related accrued interest and recorded a deferred gain of $286,125 on the sale. During the nine months ended April 30, 2001, the Company amortized $40,034 of the deferred gain. The deferred gain was fully recognized later in fiscal 2001 when the lease converted to a month-to-month lease.

In November 2001, the Company transferred ownership of its remaining property and equipment with a net book value of $54,554. The property and equipment was distributed to a creditor of the Company who is owed approximately $225,000 as of April 30, 2002. The two parties have not yet determined the amount of the liability that will be settled in connection with this transaction. Therefore, the disposal has been recorded as a $54,554 loss on the accompanying statement of operations.

NOTE 4 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. As of April 30, 2002, the Company has a balance of $381,331 under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.

NOTE 5 - CAPITAL STOCK
----------------------

Common Stock
------------

During the nine months ended April 30, 2002, the Company converted $640 of convertible debentures and $73 of accrued interest into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

On February 14, 2002, the Company issued 1,625,000 shares of common stock to its former CEO per the settlement agreement for past due salary. The difference between the value of the stock issued ($4,875) and the past due salary ($76,874) was recorded as an extraordinary gain of $71,999.

Stock Subscriptions
-------------------

As of April 30, 2002, the Company had not issued 15,000 shares of common stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying Consolidated Balance Sheets.

During the nine months ended April 30, 2002, the Company committed to issue 3,198,500 shares of common stock for accrued payroll and 1,060,460 shares of common stock for legal fees based on various settlement agreements. These shares were valued at fair market value on the issuance dates from $0.001 to $0.011 per share for a total of $20,518. As a result of these transactions, the Company wrote off $342,537 of accrued payroll and other liabilities and recorded $322,019 as an extraordinary gain from settlement.

NOTE 6 - CONTINGENT SALE
------------------------

In December 2001, the Company shipped product to a third party distributor. Since the collectibility of this $125,000 sale is uncertain, the sale was not recorded in the quarter ended April 30, 2002 and will only be recorded in the future upon its collection by the Company. The related costs of goods have been recorded to cost of sales as the inventory might not be returned.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On October 31, 2001, the Company received the letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within commitment. As of April 30, 2002, the Company has not borrowed any money under this commitment.

In December 2001, the Company settled complaints between the Company and various related parties. In exchange for the release of the lawsuits, the Company has agreed to release technology rights to the coherent particle beam ("Baser"). The Company will receive 10% of any future net profits derived from the Baser technology sales.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On May 8, 2002, the Company entered into a settlement agreement with a former employee and committed to issue 2,500,000 shares in exchange of $32,591 past due salary and release of other claims. These shares were issued on May 20, 2002.

On May 20, 2002, the Company issued an additional 2,633,960 shares of common stock to its former employees and a former lawyer per the settlement agreements (see Note 5).

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

As reported in the previous 10-Q for the period ended October 31, 2001, the Company largely had ceased operations during the prior fiscal year and had begun focusing efforts on restructuring and refinancing. In the nine months ended April 30, 2002, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

In November 2001, the Company announced and signed a promissory note with Dr. Gary Fromm for $400,000. These funds were to permit completion of audits necessary for filing of the overdue 10-K and other efforts necessary to enable the Company's restructuring program to proceed. In early February 2002 Lawrence Brady resigned as Chairman and CEO of the Company to be replaced by Dr. Gary Fromm. In February 2002, the Company filed with the SEC to send a proxy to shareholders to increase authorized shares to enable an acquisition program to proceed.

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

Total assets decreased by $8,998 from the period ending January 31, 2002 to the period ending April 30, 2002 largely due primarily to amortizing patents. Total liabilities decreased by $75,778 from $6,265,444 to $6,189,666 at January 31, 2002 and April 30, 2002, respectively. This decrease was principally due to various settlements of employee claims for payroll accruals.

The Company decreased the cash used in operations by $884,906 (from $1,270,538 to $385,632) for the nine months ended April 30, 2001 and April 30, 2002, respectively, due almost exclusively to the reduction of personnel and non-essential operating expenses.

In November 2001, the Company signed a promissory note with Dr. Gary Fromm for $400,000. The note is secured by the Company's water distiller patents and is due August 8, 2002. Through April 30, 2002, the Company has received approximately $381,331 in borrowings under the promissory note. There can be no assurances that the lender will continue to lend amounts up to the original commitment of $400,000. Borrowings bear interest at 9% per annum with interest payments due monthly.

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

         Not applicable.

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

                                              AMERICAN TECHNOLOGIES GROUP, INC.

                                              By: /s/ Gary Fromm
                                              ----------------------------
                                              Dr. Gary Fromm
                                              Chairman of the Board and
                                              Acting Chief Executive Officer
                                              Acting Chief Accounting Officer
                                              Date: June 13, 2002