Form 10KSB
period 2002-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-11-13
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

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

                        P.O. BOX 90, MONROVIA, CA 91016.
                        --------------------------------
               (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (626) 338-9613

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $23,196. As of November 12, 2002, the registrant had 99,776,704 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $339,107.10 computed by reference to the average of the low bid and high ask prices on November 11, 2002.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

         As reported in our prior public reports, the Company largely had ceased operations during the prior fiscal year and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2002, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

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

HISTORY
-------

         American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in two core technology areas: 1. Catalyst Technology, and 2. Water Purification. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company's proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller.

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

BUSINESS STRATEGY
-----------------

         ATG's focus is the promotion and sale of products. Certain of the products are being promoted though traditional media channels while others are being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of the Company. The Company has worked diligently to attempt to validate the two core technologies and develop and sell products utilizing those technologies. The catalyst technology has been validated and products are ready for sale, however consumer acceptance is limited and the infomercial in the U.S. and Japan has not been very successful. With regard to the distiller technology, we have built four prototypes. The last prototype proves that this product can be a viable product for the consumer market. Because of what appears to be the limited commercial value of these technologies, the Company believes that it is in the shareholders' best interest to look for acquisitions to bring additional revenue potential to the Company and value to the shareholder.

CORE TECHNOLOGIES
-----------------

CATALYST TECHNOLOGY
-------------------

         During 2002 we entered into a settlement agreement with a noteholder to extinguish $2,443,752 in exchange for 7,000,000 shares of common stock and the rights and patents to the catalyst technology. We currently have an oral agreement to market such technology.

         Background
         ----------

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

Automotive Combustion Air Enhancement Products
----------------------------------------------

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

Marketing
---------

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

Competition
-----------

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

Regulation
----------

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

Catalyst Additives for Hydrocarbon Fuels
----------------------------------------

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

Regulation
----------

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

Household Cleaning and Personal Care Products and Other Applications
--------------------------------------------------------------------

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

WATER PURIFICATION TECHNOLOGY
-----------------------------

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

Distillation Technology
-----------------------

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

PATENTS
-------

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

         The Company has applied for a number of patents covering its vacuum distiller and catalyst technologies.

         All of the Company's products currently offered for sale are protected by patents, patent applications or are maintained as trade secrets in the U.S. There is also no assurance that, despite efforts to avoid doing so, the Company's products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT
------------------------

         The Company has incurred approximately $28,738 and $254,046 in research and development expenses during the years ended July 31, 2002 and 2001, respectively.

         ATG's research staff continues to actively pursue development of new applications of ATG's three core technologies as well as refinement of the innovative science underlying the technologies.

EMPLOYEES
---------

         As of November 12, 2002, the Company had two contractors.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases a 1,500 square foot warehouse space at $1,500 per month in Monrovia, California.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a) A special meeting of our shareholders was held on August 30, 2002.

         (b) Our shareholders voted:

             1. To amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 shares to 1,000,000,000 shares.
                         For            Against        Abstained
                    81,854,231         4,631,525         138,348

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
-------------------

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

              PERIOD                                  HIGH BID       LOW BID
              ------                                  --------       -------

August 1, 2000 - October 31, 2000                     $   0.25       $  0.085

November 1, 2000 - January 31, 2001                   $   0.145      $   0.10

February 1, 2001 - April 30, 2001                     $   0.10       $   0.016

May 1, 2001 - July 31, 2001                           $   0.018      $   0.007

August 1, 2001 - October 31, 2001                     $   0.0156     $  0.0156

November 1, 2001 - January 31, 2002                   $   0.0469     $   0.0156

February 1, 2002 - April 30, 2002                     $   0.0156     $   0.001

May 1, 2002 - July 31, 2002                           $   0.0150     $   0.004


Holders
-------

         The Company has only one class of common equity, the Common Stock. As of November 11, 2002, there were 1,048 record holders of the Common Stock.

Dividends
---------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         As reported in our prior public reports, the Company largely had ceased operations during the prior fiscal year and had begun focusing efforts on restructuring and refinancing. In 2002, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

         During 2002, the Company entered into various settlement agreements with noteholders, employees and vendors. The summary of that debt extinguishments is as follows:

       Settlement of convertible debentures, loan payable and accrued interest totaling $2,515,941 in exchange for 7,000,000 shares of common stock with
       a value of $35,000 and patents with a net book value of $37,187               $ 2,443,754

       Settlement of amount due to related party and accrued payroll of $339,433 and $110,777, respectively, in exchange for 960,000 shares of common
       stock and 3,040,000 shares of committed common stock valued at $20,000            430,210

       Settlement of accrued payroll of $96,128 in exchange for 1,625,000 shares of common stock and 604,000 shares of committed common stock valued at
       $8,475 and an agreement to be paid $45,000                                         42,653

       Gain on write-down of accounts payable due to lack of performance by the
       vendor or lack of recent collection activity on the part of the vendor            255,469

       Gain on the settlement of accounts payable of $110,000 in exchange for
       1,060,460 shares of common stock valued at $10,605                                 99,395

       Gain on settlement of accrued payroll of $52,785 in exchange for 450,000 shares of common stock and 475,596 shares of committed common stock
       valued at $4,949 and an agreement to be paid $12,000                               35,836
                                                                                     ------------

                                                                                     $ 3,307,317
                                                                                     ============

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

RESULTS FROM OPERATIONS

                                                              YEAR ENDED JULY 31
BALANCE SHEET:                                               2002            2001

Assets                                                  $     37,110    $    205,064
                                                        -------------   -------------
Liabilities                                             $  3,562,021    $  5,671,224
                                                        -------------   -------------
Stockholders' (Deficit) Equity                          $ (3,524,911)   $ (5,466,160)
                                                        -------------   -------------

RESULTS OF OPERATIONS:

REVENUE
Technology Products and Licensing                       $     23,196    $    101,826
Other                                                             56           6,031
                                                        -------------   -------------
             Total Revenue                                    23,252         107,857
                                                        -------------   -------------

OPERATING EXPENSES
Cost of Sale and Marketings                                   13,915         653,760
Research and Development                                      28,738         254,046
General and Administrative                                 1,201,245       1,796,112
                                                        -------------   -------------
            Total Operating Expenses                       1,243,898       2,703,918
                                                        -------------   -------------

OTHER (EXPENSE) INCOME
Interest Expense, Net                                       (277,687)     (1,137,576)
Gain on Extinguishment of Debt and Other
     Obligations                                           3,307,317         340,857
Other                                                        (35,141)        157,037
                                                        -------------   -------------
            Total Other (Expense) Income                   2,994,489        (639,682)
                                                        -------------   -------------
Net Income (Loss) from continuing operations               1,773,843      (3,235,743)
                                                        -------------   -------------

Net Income (Loss) Attributable to Common Stockholders      1,773,843      (4,270,387)
                                                        =============   =============

Net Loss Per Common Share
      Continuing Operations                                   ($0.02)         ($0.06)
                                                        =============   =============
Weighted average number of common shares
      outstanding                                         74,912,509      51,853,690
                                                        =============   =============


         Total product and licensing revenue decreased by $78,630 from $101,826 in fiscal 2001 to $23,196 in fiscal 2002 due generally to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2002 regardless of the considerable efforts expended by the Company. Sales also were impacted by generally poor worldwide economic conditions and by the events of September 11, 2001.

         Operating loss from continuing operations before discontinued operations decreased by $5,009,586 from a loss of $3,235,743 in fiscal 2001 to $1,773,843 in fiscal 2002. The decrease in operating loss is principally attributable to an increase of $2,966,460 in gain on extinguishment of debt, a decrease in operating expenses of $1,460,020 and a decrease in interest expense of $859,889, due to a recent change in business strategy from concentrating on sales and marketing of existing products to settling old obligations and seeking new products and alliances.

         The Company's cash used in operations decreased by $1,147,458 from $1,625,939 in fiscal 2001 to $478,481 in fiscal 2002.

         At July 31, 2002, total assets were $37,110, $167,954 less than the $205,064 in assets at July 31, 2001.

         A majority of our efforts during the past six months has been focused on stabilizing our financial situation, settling lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into.

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

CONTROLS AND PROCEDURES

         As of July 31, 2002, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of July 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2002.


ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company, including the notes thereto and reports of the independent auditors thereon, are attached hereby following page number 23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Director and Executive Officer of the Company as of November 11, 2002 is listed below, together with brief accounts of his business experience and certain other information.


Name              Age        Present Office or Position       Year First Appointed Director
----              ---        --------------------------       -----------------------------
Dr. Gary Fromm    68          Chairman of the Board of                    2002
                        Directors, Chief Executive Officer,
                                    and Secretary

DR. GARY FROMM: Since February 2002, Mr. Fromm has been our Chief Executive Officer and Chairman of the Board. In addition, Dr. Fromm is the Founder of Investment Intelligence Systems Corporation and has been its President since 1981. Dr. Fromm received a Ph.D. and A.M. from Harvard University, an M.S. from the Massachusetts Institute of Technology and a B.M.E from Cornell University


DIRECTORS
---------

Directors are elected annually at the Company's annual meeting of shareholders. The term of each person currently serving as a director will continue until the Company's next annual meeting or until a successor is duly elected and qualified.

ADVISORY BOARD:
---------------

The Company no longer maintains a formal Advisory Board. However, prior Advisory Board members are still available for consultation by the Company if necessary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

         The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the fiscal years ended July 31, 2002, 2001, and 2000.

                           SUMMARY COMPENSATION TABLE
                                                                Other
                                                             Compensation
                                                             ------------

   Name & Principal Position     Year   Annual Salary       Restricted Stock
   -------------------------     ----   -------------       ----------------

       Dr. Gary Fromm*           2002         0                15,000,000
*  Appointed in February 2002

    (1) Includes 15,000,000 shares of restricted common stock for services rendered, valued at market price at the time of issuance.

    NO OPTIONS WERE GRANTED OR EXERCISED DURING OUR MOST RECENT FISCAL YEAR.

STOCK OPTION PLANS
------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of November 12, 2002 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

Name and Address          Amount and Nature of Beneficial Ownership (1)   Percent of Class
----------------          ---------------------------------------------   ----------------

IEC, LL                                7,000,000                                 7.0
1341 Birmingham Highway
Chattanooga, TN  37419

Dr. Gary Fromm (2)                    15,000,000                                15.0

All officers and                      15,000,000                                15.0
directors as a group
(1 person)

(1) Except as reflected below, each of the persons included in the table has sole voting and investment power over the shares respectively owned, subject to the rights of spouses under applicable community property laws.

(2) The address of this person is c/o ATG, P.O. Box 90, Monrovia, CA 91016.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In November 2001, we entered into a loan agreement with Dr. Gary Fromm a third party at the time who has since become our chief executive officer for $400,000, which was extended to $800,000 later. The note is due on demand. As of November 1, 2002, we borrowed a total of $570,777.54 (includes interest). Borrowings bear interest at 9% per annum with interest compounded monthly.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit No.  Description
-----------  -----------

3.1          Articles of Incorporation, as amended (1)

3.2          Bylaws (1)

3.3          Amended and Restated Bylaws (2)

3.4          September 3, 1997 Amendments to Bylaws (3)

3.5          Amendment to the Certificate of Incorporation

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

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4 Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

10.1         1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock
             Option Plan (1)

21           List of Subsidiaries of the Registrant. (7)

23           Consent of Corbin & Wertz.

99.1         Certification by Dr. Gary Fromm, CEO and CFO pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                    By: /s/ Dr. Gary Fromm
                                        ------------------
                                        Dr. Gary Fromm
                                        Chairman of the Board and
                                        Chief Executive Officer

                                    Date: November 13, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Dr. Gary Fromm          Chairman of the Board,          November 13, 2002
   ------------------          Chief Executive Officer
       Gary Fromm          Acting Chief Financial Officer
                           Acting Chief Accounting Officer

                                  CERTIFICATION

         I, Dr. Gary Fromm, CEO and CFO, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Dr. Gary Fromm
------------------
CEO and CFO

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                            FINANCIAL STATEMENTS

                                                             AS OF JULY 31, 2002

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To American Technologies Group, Inc.:

We have audited the accompanying balance sheet of American Technologies Group, Inc. (a Nevada corporation) and subsidiary as of July 31, 2002, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. and subsidiaries as of July 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since its inception, the Company has incurred significant operating losses totaling over $56 million, and at July 31, 2002, has a working capital deficit of $3,618,253, is in default on certain of its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




                                          /s/ CORBIN & WERTZ

Irvine, California
November 1, 2002

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

ASSETS                                                             JULY 31, 2002
                                                                   -------------

Current assets:
     Cash                                                          $        610
     Accounts receivable, net of allowance for
       doubtful accounts of $17,741                                      20,071
     Inventories, net                                                    12,586
     Other current assets                                                 3,843
                                                                   -------------

         Total current assets                                      $     37,110
                                                                   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                              $    591,312
     Accrued interest payable                                           462,688
     Accrued payroll and related liabilities                            335,401
     Other accrued liabilities                                          149,006
     Amounts due to related parties                                     130,300
     Notes payable                                                       12,147
     Notes payable - related party                                      471,656
     Convertible debentures                                           1,409,511
                                                                   -------------
         Total current liabilities                                    3,562,021
                                                                   -------------

Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par
       value; 10,000,000 shares authorized; 378,061 shares
       issued and outstanding                                               378
     Series B convertible preferred stock, $.001 par
       value; 500,000 shares authorized; liquidation
       value at $8.00 per share; none issued and
       outstanding                                                           --
     Series C convertible preferred stock, $.001 par
       value; 2,000 shares authorized; liquidation value
       at $1,000 per share; none issued and outstanding                      --
     Common stock, $.001 par value; 1,000,000,000 shares
       authorized, 99,451,704 shares issued and outstanding
       and 4,115,596 shares committed but not yet issued                103,567
     Additional paid-in capital                                      52,940,554
     Stock subscriptions                                                  6,750
     Accumulated deficit                                            (56,576,160)
                                                                   -------------
         Total stockholders' deficit                                 (3,524,911)
                                                                   -------------

                                                                   $     37,110
                                                                   =============

--------------------------------------------------------------------------------
                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        AMERICAN TECHNOLOGIES GROUP, INC.

                                                                 STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------

                                                                 YEARS ENDING JULY 31,
                                                            -----------------------------
                                                                 2002            2001
                                                            -------------   -------------

Revenues:
     Technology products and licensing fees                 $     23,196    $    101,826
     Other                                                            56           6,031
                                                            -------------   -------------
         Total operating revenues                                 23,252         107,857
                                                            -------------   -------------

Operating expenses:
     General and administrative                                1,201,245       1,796,112
     Cost of sales and marketing                                  13,915         653,760
     Research and development                                     28,738         254,046
                                                            -------------   -------------
         Total operating expenses                              1,243,898       2,703,918
                                                            -------------   -------------

Other (expense) income:
     Interest expense, net                                      (277,687)     (1,137,576)
     Amortization of deferred gain on sale - leaseback                --         278,891
     Loss on impairment of patents and fixed assets                   --        (121,854)
     Loss on disposal of obsolete inventory                      (35,141)             --
     Gain on extinguishment of debt and other obligations      3,307,317         340,857
                                                            -------------   -------------
         Total other (expense) income                          2,994,489        (639,682)
                                                            -------------   -------------

Net income (loss) from continuing operations                   1,773,843      (3,235,743)
                                                            -------------   -------------

Discontinued operations:
     Loss from discontinued operations                                --         (59,002)
     Loss on disposal of discontinued operations                      --        (975,642)
                                                            -------------   -------------
         Total discontinued operations                                --      (1,034,644)
                                                            -------------   -------------

Net income (loss) attributable to common stockholders       $  1,773,843    $ (4,270,387)
                                                            =============   =============

Basic and diluted net income (loss) per common share:
     Continuing operations                                  $       0.02    $      (0.06)
     Discontinued operations                                          --           (0.02)
                                                            -------------   -------------

         Net income (loss)                                  $       0.02    $      (0.08)
                                                            =============   =============

Weighted average number of common shares outstanding:
     Basic                                                    74,912,509      51,853,690
                                                            =============   =============
     Diluted                                                  75,262,509      51,853,690
                                                            =============   =============

-----------------------------------------------------------------------------------------
                                                     SEE INDEPENDENT AUDITORS' REPORT AND
                                               ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                       F-4

                                                                                           AMERICAN TECHNOLOGIES GROUP, INC.

                                                                                STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                  FOR THE YEARS ENDED JULY 31, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------

                                                   SERIES A CONVERTIBLE
                                                     PREFERRED STOCK                   COMMON STOCK
                                                 ------------------------  -------------------------------------
                                                  NUMBER OF                 NUMBER OF   COMMITTED
                                                   SHARES      PAR VALUE     SHARES       SHARES      PAR VALUE
                                                 -----------  -----------  -----------  -----------  -----------

Balance, July 31, 2000                              378,061   $      378   44,955,772           --   $   44,956

Stock issued with conversion of debt,
  including accrued interest of $3,787                   --           --   21,230,347           --       21,231

Interest expense recognized for beneficial
  conversion feature and detachable warrants
  related to convertible debentures                      --           --           --           --           --

Options issued in exchange for debt, including
  accrued interest of $9,585                             --           --           --           --           --

Stock issued for services rendered                       --           --      750,000           --          750

Expenses related to granting of stock options            --           --           --           --           --

Exercise of stock options and warrants                   --           --    3,369,006           --        3,369

Stock issued for cash                                    --           --      125,000           --          125

Stock issued for conversion of
  loan to related party                                  --           --       40,000           --           40

Amortization of prepaid consulting expenses              --           --           --           --           --

Net loss                                                 --           --           --           --           --
                                                 -----------  -----------  -----------  -----------  -----------

Balance, July 31, 2001                              378,061          378   70,470,125           --       70,471

                                                                                                     (CONTINUED)

                                                  ADDITIONAL                      PREPAID
                                                    PAID-IN         STOCK       CONSULTING
                                                    CAPITAL     SUBSCRIPTIONS    EXPENSES         DEFICIT          TOTAL
                                                 -------------  -------------  -------------   -------------   -------------

Balance, July 31, 2000                           $ 51,235,676   $      6,750   $   (173,901)   $(54,079,616)   $ (2,965,757)

Stock issued with conversion of debt,
  including accrued interest of $3,787                143,618             --             --              --         164,849

Interest expense recognized for beneficial
  conversion feature and detachable warrants
  related to convertible debentures                   672,929             --             --              --         672,929

Options issued in exchange for debt, including
  accrued interest of $9,585                          134,585             --             --              --         134,585

Stock issued for services rendered                     87,050             --             --              --          87,800

Expenses related to granting of stock options         258,552             --             --              --         258,552

Exercise of stock options and warrants                258,999             --             --              --         262,368

Stock issued for cash                                   9,875             --             --              --          10,000

Stock issued for conversion of
  loan to related party                                 4,960             --             --              --           5,000

Amortization of prepaid consulting expenses                --             --        173,901              --         173,901

Net loss                                                   --             --             --      (4,270,387)     (4,270,387)
                                                 -------------  -------------  -------------   -------------   -------------

Balance, July 31, 2001                             52,806,244          6,750             --     (58,350,003)     (5,466,160)

----------------------------------------------------------------------------------------------------------------------------
CONTINUED . . .
                                                     F-5

                                                                                                AMERICAN TECHNOLOGIES GROUP, INC.

                                                                         STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED

                                                                                       FOR THE YEARS ENDED JULY 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------------------

                                                        SERIES A CONVERTIBLE
                                                           PREFERRED STOCK                  COMMON STOCK
                                                      ------------------------  -------------------------------------
                                                       NUMBER OF                 NUMBER OF    COMMITTED
                                                        SHARES      PAR VALUE     SHARES       SHARES      PAR VALUE
                                                      -----------  -----------  -----------  -----------  -----------

Stock issued with conversion of debt, including
  accrued interest of $73                                     --           --      222,619           --          223

Stock issued to employees/officers for services
  rendered                                                    --           --   15,163,500           --       15,163

Stock issued to/committed to employees/officers for
  settlement of debt/obligations                              --           --   10,035,000    4,115,596       14,150

Stock issued to third parties for settlement of
  accounts payable                                            --           --    1,060,460           --        1,060

Stock issued to former employee for legal
  settlement                                                  --           --     2,500,00           --        2,500

Net income                                                    --           --           --           --           --
                                                      -----------  -----------  -----------  -----------  -----------

Balance, July 31, 2002                                   378,061   $      378   99,451,704    4,115,596   $  103,567
                                                      ===========  ===========  ===========  ===========  ===========

                                                                                                          (CONTINUED)

                                                        ADDITIONAL                      PREPAID
                                                         PAID-IN        STOCK         CONSULTING
                                                         CAPITAL     SUBSCRIPTIONS     EXPENSES       DEFICIT           TOTAL
                                                      -------------  -------------  --------------  -------------   -------------

Stock issued with conversion of debt, including
  accrued interest of $73                                      490             --              --             --             713

Stock issued to employees/officers for services
  rendered                                                  60,001             --              --             --          75,164

Stock issued to/committed to employees/officers for
  settlement of debt/obligations                            54,274             --              --             --          68,424

Stock issued to third parties for settlement of
  accounts payable                                           9,545             --              --             --          10,605

Stock issued to former employee for legal
  settlement                                                10,000             --              --             --          12,500

Net income                                                      --             --              --      1,773,843       1,773,843
                                                      -------------  -------------  --------------  -------------   -------------

Balance, July 31, 2002                                $ 52,940,554   $      6,750   $          --   $(56,576,160)   $ (3,524,911)
                                                      =============  =============  ==============  =============   =============

---------------------------------------------------------------------------------------------------------------------------------
                                                                                             SEE INDEPENDENT AUDITORS' REPORT AND
                                                                                      ACCOMPANYING NOTES TO  FINANCIAL STATEMENTS

                                                          F-6

                                                             AMERICAN TECHNOLOGIES GROUP, INC.

                                                                      STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

                                                                      YEARS ENDING JULY 31,
                                                                   ---------------------------
                                                                       2002           2001
                                                                   ------------   ------------

Cash flows from operating activities:
     Net income (loss)                                             $ 1,773,843    $(4,270,387)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization                                   21,325        110,408
        Bad debt expense                                                 4,616         25,279
        Amortization of prepaid consulting expenses                         --        173,901
        Gain on extinguishment of debt and other obligations        (3,307,317)      (340,857)
        Loss on disposal of obsolete inventory                          35,141             --
        Loss on sale of property and equipment                          54,554          3,407
        Loss on impairment of patents and property and equipment            --        121,854
        Amortization of deferred gain on sale leaseback                     --       (278,891)
        Stock issued as consideration for services
          and settlement of claims and accounts payable                 87,664         87,800
        Imputed interest expense on convertible debentures
          and amortization of debt issuance costs                           --        888,749
        Stock options issued to consultants and employees                   --        258,552
        Loss from disposal of discontinued operations                       --        975,642
        Changes in operating assets and liabilities:
           Accounts receivable                                          (2,071)        33,701
           Inventories                                                  (9,804)       136,016
           Other current assets                                         18,968         36,500
           Accounts payable and accrued liabilities                    844,600        411,471
           Amounts due to related parties                                   --            916
                                                                   ------------   ------------

     Net cash used in operating activities                            (478,481)    (1,625,939)
                                                                   ------------   ------------

Cash flows from investing activities:
     Purchases of property and equipment                                    --        (43,548)
     Net proceeds from sale of land and building                            --        126,527
     Net proceeds from sale of discontinued operations                      --         25,000
                                                                   ------------   ------------

     Net cash provided by investing activities                              --        107,979
                                                                   ------------   ------------

----------------------------------------------------------------------------------------------
CONTINUED . . .

                                      F-7

                                                      AMERICAN TECHNOLOGIES GROUP, INC.

                                                   STATEMENTS OF CASH FLOWS - CONTINUED
---------------------------------------------------------------------------------------

                                                               YEARS ENDING JULY 31,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures,
       net of issuance costs of  $215,820 in fiscal 2001             --      1,284,180
     Proceeds from notes payable                                     --         13,360
     Proceeds from notes payable - related party                471,656             --
     Payments on notes payable                                   (1,213)       (47,250)
     Net proceeds from issuance of stock and stock
       subscriptions                                                 --        272,368
                                                            ------------   ------------

     Net cash provided by financing activities                  470,443      1,522,658
                                                            ------------   ------------

Net change in cash and cash equivalents                          (8,038)         4,698

Cash, beginning of year                                           8,648          3,950
                                                            ------------   ------------

Cash, end of year                                           $       610    $     8,648
                                                            ============   ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                            $        --    $   168,855
                                                            ============   ============
        Income taxes                                        $       800    $       800
                                                            ============   ============

Supplemental disclosure of non-cash investing
  and financing activities:
     Conversion/settlement of debt to common stock          $ 2,565,073    $   166,062
                                                            ============   ============

     Cancellation of debt by repricing of option                           $   125,000
                                                                           ============

     Sale price of land and buildings, net                                 $ 1,237,692
     Less: Repayment of note to a mortgage holder                             (877,500)
           Repayment of note to an officer of the Company                      (50,000)
           Repayment of expenses related to the property                      (164,443)
           Deposit on lease of the building                                    (19,222)
                                                                           ------------

     Net proceeds from sale of land and building                           $   126,527
                                                                           ============

See accompanying footnotes for additional non-cash investing and financing activities.

---------------------------------------------------------------------------------------
                                                   SEE INDEPENDENT AUDITORS' REPORT AND
                                            ACCOMPANYING NOTES TO  FINANCIAL STATEMENTS

                                      F-8

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS
----------------------------------------------------------------------

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

The Company has suspended substantive operations subsequent to July 31, 2001. Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $56 million, and at July 31, 2002, has a working capital deficit of $3,618,253, is in default on certain of its convertible debentures (see Note
6) and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash and cash equivalents, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated fair value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash
----

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. >From time to time, the Company has balances in banks that are in excess of the FDIC limits.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased product and supplies.

Long-Lived Assets
-----------------

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

Based on management's current plans and expectations (see Note 1), $121,854 in impairment losses on property and equipment and patents were recognized during 2001.

Management believes that the impairment losses recorded on long-lived assets are adequate. However, there can be no assurance that market conditions will not change or demand for the Company's products will continue which could result in additional asset impairments in the future.

Property and Equipment
----------------------

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. Equipment used for research activities is capitalized only if it has alternative uses within the Company.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

As a result of the Company's shutting down substantial operations (see Note 1), the Company has recorded an impairment loss of $33,937 for the year ended July 31, 2001, primarily representing the net book value of office furniture and equipment.

Patents
-------

Patent costs consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seven years. At July 31, 2001, the future value of certain patents is uncertain; therefore, the Company has recorded an impairment loss of $87,917 representing the net book value of certain patents identified at July 31, 2001 as having diminished value. In June 2002, the Company transferred all remaining patents with a net book value of $37,187 to a noteholder (see Note 7). As a result, the balance of patents as of July 31, 2002 is zero. Amortization expense related to patent costs totaled $10,413 and $43,549 for the years ended July 31, 2002 and 2001, respectively.

Income Taxes
------------

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

Revenue Recognition
-------------------

The Company recognizes revenue for its products upon shipment of goods to its customers in accordance with Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," issued by the Securities and Exchange Commission in December 1999.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Research and Development Activities
-----------------------------------

All costs of new technology acquisition and research and development are charged to operations as incurred.

Non-Monetary Exchanges
----------------------

Accounting for the transfer or distribution of non-monetary assets or liabilities is based on the fair value of the assets or liabilities received or surrendered, whichever is more clearly evident. Where the fair value of the non-monetary asset received or surrendered cannot be determined with reasonable accuracy, the recorded book value of the non-monetary assets are used.

Net Income/Loss Per Share
-------------------------

Net income/loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER Share." Common share equivalents in fiscal 2001 were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options and warrants would be 503,548 for fiscal 2001.

Stock Options
-------------

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

Gain on Extinguishment of Debt and Other Obligations
----------------------------------------------------

During the year ended July 31, 2001, the Company determined certain accounts payable obligations totaling $340,857 generated in years prior to fiscal 2001 would not be paid due to settlements, lack of performance by the vendor or lack of recent collection activity on the part of the vendor. The Company recorded this amount as a gain on extinguishment of debt.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

During 2002, the Company entered into various settlement agreements with noteholders, employees and vendors. The summary of debt extinguishment is as follows:

       Settlement of convertible debentures, loan payable and accrued interest totaling $2,515,941 in exchange for 7,000,000 shares of common stock with
       a value of $35,000 and patents with a net book value of $37,187               $ 2,443,754

       Settlement of amount due to related party and accrued payroll of $339,433 and $110,777, respectively, in exchange for 960,000 shares of common
       stock and 3,040,000 shares of committed common stock valued at $20,000            430,210

       Settlement of accrued payroll of $96,128 in exchange for 1,625,000 shares of common stock and 604,000 shares of committed common stock valued at
       $8,475 and an agreement to be paid $45,000                                         42,653

       Gain on write-down of accounts payable due to lack of performance by the
       vendor or lack of recent collection activity on the part of the vendor            255,469

       Gain on the settlement of accounts payable of $110,000 in exchange for
       1,060,460 shares of common stock valued at $10,605                                 99,395

       Gain on settlement of accrued payroll of $52,785 in exchange for 450,000 shares of common stock and 475,596 shares of committed common stock
       valued at $4,949 and an agreement to be paid $12,000                               35,836
                                                                                     ------------

                                                                                     $ 3,307,317
                                                                                     ============

Comprehensive Income
--------------------

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

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operated in one segment during fiscal 2002 and 2001.

Use of Estimates
----------------

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the realizability of inventories and long-lived assets, the amounts due under accounts payable and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

New Financial Accounting Pronouncements
---------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of this standard did not have a material impact of the financial statements.

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS 145 is issued. The Company has elected to adopt SFAS 145 as of the beginning of the current fiscal year, classifying current and prior year extinguishments of debt and other obligations as other income.

Reclassifications
-----------------

Certain amounts in the July 31, 2001 financial statements have been reclassified to conform to the 2002 presentation.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

During 2001, the Company sold its land and building with a net book value of approximately $950,000 to a third party in a sale-leaseback transaction (see
Note 2).

In November 2001, the Company transferred ownership of its remaining property and equipment with a net book value of $54,554 to an employee-creditor of the Company. The disposal was recorded as a $54,554 loss on the accompanying statement of operations during the year ended July 31, 2002 as no consideration was received from the employee-creditor in that transaction.

Depreciation expense totaled $10,912 and $66,859 for the years ended July 31, 2002 and 2001, respectively.

NOTE 4 - NOTE RECEIVABLE
------------------------

During fiscal year 1999, the Company sold its interest in a mining property and its remaining gold mines (see Note 9) for a non-interest bearing note of $2,500,000 which was discounted to $1,676,000 based upon an imputed interest rate of 10%. Management determined the 10% discount rate (equivalent to the prime rate plus 2% at the date of the note) to be reasonable based on the following: (1) the note was secured by the underlying property, which management estimated to have a fair value in excess of the note balance at the date of the note should management be required to foreclose; and (2) management had business dealings with the noteholder in the past and considered the credit risk to be extremely low. In fiscal 2001, the Company disposed of New Concept Mining, Inc. ("NCM"), a former subsidiary, including the note receivable balance of $1,676,000 (see Note 9).

NOTE 5 - NOTES PAYABLE
----------------------

Notes payable are summarized as follows as of July 31, 2002:

       Revolving line of credit with a bank, borrowings of up to
       $50,000 with minimum monthly interest payments at the
       bank's prime rate plus 2% (totaling 6.75% at July 31,
       2002), guaranteed by certain officers of the Company           $  12,147
                                                                      ==========


A note payable of $175,000 was issued to a stockholder in 1999 at interest of 8.0%. This note payable was released based upon a lump sum settlement agreement between the Company and the stockholder (see Notes 2 and 7).

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

In November 2001, the Company signed a promissory note in the amount of $400,000 with a third party who has since become the Company's chief executive officer for $400,000, which was later amended extended to $800,000. The note is unsecured and due on demand. As of July 31, 2002, the Company has a balance of $471,656 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2002. Accrued interest for this note totaled $22,466 as of July 31, 2002.

NOTE 7 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of July 31, 2002:

         Convertible debentures, 7.5%                              $     75,000
         Secured subordinated convertible debentures, 8%              1,334,511
                                                                   -------------

                                                                   $  1,409,511
                                                                   =============

The 7.5% convertible debentures matured on October 15, 1999. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

In September 2000, the Company issued $500,000 of 8% convertible debentures, which matured on September 5, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of 75% of the average of the lowest three trading prices during the fifteen trading days prior to issuance or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 500,000 stock warrants to acquire stock at an exercise price of $0.09 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the beneficial conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $204,696 in fiscal 2001 upon the issuance of the convertible debentures.

In November 2000, the Company issued $250,000 of 8% convertible debentures, maturing November 15, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 250,000 stock warrants to acquire stock at an exercise price of $0.10 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the beneficial conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $250,000 in fiscal 2001 upon the issuance of the convertible debentures.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 7 - CONVERTIBLE DEBENTURES, CONTINUED
------------------------------------------

In January 2001, the Company issued $150,000 of 8% convertible debentures, maturing January 5, 2003. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock to an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the beneficial conversation feature and the fair value of the warrants, the Company recorded imputed interest expense of $61,727 in fiscal 2001 upon the issuance of the convertible debentures.

In March 2001, the Company issued $150,000 of 8% convertible debentures, maturing March 29, 2003. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is the lower of $0.068 or 80% of the average of the lowest three trading prices during ninety days prior to conversion. In connection with these convertible debentures, 150,000 stock warrants to acquire stock at an exercise price of $0.05 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the beneficial conversion feature and the fair value of the warrants, the Company recorded imputed interest expense of $54,126 in fiscal 2001 upon the issuance of the convertible debentures.

In April through July 2001, the Company issued $450,000 of 8% convertible debentures, maturing through July 5, 2002. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity. The conversion price is 80% of the average of the lowest three trading prices during sixty days prior to conversion. In connection with these convertible debentures, 450,000 stock warrants to acquire stock at an exercise price ranging from $0.004 to $0.013 per share were issued to a finder. The conversion feature and the warrants vest immediately. In connection with the beneficial conversion and the fair value of the warrants, the Company recorded imputed interest expense of $102,380 in fiscal 2001 upon the issuance of the convertible debentures.

During the fiscal year ended July 31, 2002, $640 of the 8% convertible debentures including related accrued interest of $73 were converted into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

During the fiscal year ended July 31, 2001, $164,849 of the 8% convertible debentures including related accrued interest of $3,787 were converted into 21,230,347 shares of common stock of the Company. The conversion price ranged from $0.0032 to $0.03 per share (80% of the average of the lowest three trading prices during the ninety days prior to conversion), as provided in the agreements.

All of the above convertible debentures are subject to certain non-financial covenants and are classified as current liabilities in the accompanying balance sheet at July 31, 2002 either based on maturity date or because the Company is in default. In addition, debt issuance costs for all convertible debentures issued in fiscal 2001 totaling $215,820 were amortized to interest expense in fiscal 2001.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE DEBENTURES, CONTINUED
------------------------------------------

Debentures totaling $2,050,000 plus accrued interest of $278,691, and short-term loan of $175,000 (see Note 5) plus accrued interest of $12,250 were released in exchange for the Company's patents with a book value of $37,187 and 7,000,000 shares of common stock according to the settlement agreement between the Company and the noteholder during fiscal 2002. 7,000,000 shares of common stock were issued in June 2002 at 0.005 per share (average estimated market value at date of issuance). This resulted in a gain on extinguishment of debt totaling $2,443,754 during the year ended July 31, 2002 in the accompanying statement of operations (see Note 2).

NOTE 8 - CAPITAL STOCK
----------------------

Common Stock
------------

Subsequent to year end, the Company's stockholders approved an increase in the authorized common shares to 1,000,000,000.

The Company issued 15,163,500 and 750,000 shares of common stock for services rendered valued at $75,164 and $87,800 during fiscal 2002 and 2001, respectively. All shares issued were recorded at the closing price at date of issuance.

During fiscal 2002, the Company issued 10,035,000 shares of common stock and committed to issue 4,115,596 shares of common stock valued at $68,424 (based on the closing price of the stock on the date of issuance/commitment) to employees/officers for settlement of debt/obligations, resulting in a gain on extinguishment of debt and other obligations (see Note 2). In addition, the Company cancelled options granted to these employees totaling 3,198,500 shares as part of the settlement.

During fiscal 2002, the Company issued 1,060,460 shares of common stock valued at $10,605 (based on the closing price of the stock on the date of issuance) to a third party in exchange for the relief of accounts payable totaling $110,000 (see Note 2). In addition, the Company issued 2,500,000 shares of common stock valued at $12,500 (based on the closing price of the stock of the date of issuance) to a former employee as a legal settlement.

See Note 7 for conversions of convertible debentures into common stock.

On August 4, 2000, the Company issued 125,000 restricted shares of common stock for $10,000 from a third party.

In fiscal 2001, 125,000 options to purchase shares of common stock, at $0.12 per share, were issued to a related party to compensate the related party for non-payment of debt to the party from the Company. The fair value of these options of $9,589 was recorded to interest expense as it related to debt. The Company also repriced 50,000 options to purchase shares of common stock from $0.50 to $0.10 in exchange for forgiveness of $125,000 due to the option holder. The difference between the value of the repriced option ($2,592) and the $125,000 note balance of $122,408 was recorded as a contribution of capital as the transaction was between related parties.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK, CONTINUED
---------------------------------

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

During fiscal 2000, the Company entered into several consulting agreements for services. Under the terms of the agreements, the Company issued shares of common stock for services, the value of which was recorded to prepaid consulting expenses and is being amortized on a straight-line basis over the terms of the agreements. General and administrative expenses include prepaid consulting amortization expense of $0 and $173,901 for the fiscal years ended July 31, 2002 and 2001, respectively, in the accompanying statement of operations.

Preferred Stock
---------------

ATG authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2002, 378,061 shares of Series A Stock were outstanding with no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2002, there is no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2002, there is no Series C Stock issued and outstanding.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK, CONTINUED
---------------------------------

Stock Option Plans
------------------

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

Transactions involving the plans are summarized as follows:

                                                         Weighted
                                                          Average       Exercise
                                           Number of   Exercise Price   Price Per
                                            Shares       Per Share        Share
                                         ------------  --------------  -------------
         Outstanding at July 31, 2000        921,500   $        0.39   $0.25 - 0.75
           Granted                         1,300,000            0.12           0.12
           Exercised                              --              --             --
           Canceled                          (63,750)           0.75           0.75
                                         ------------  --------------  -------------

         Outstanding at July 31, 2001      2,157,750            0.24    0.12 - 0.75
           Granted                                --              --             --
           Exercised                              --              --             --
           Canceled                       (1,481,000)           0.15    0.12 - 0.75
                                         ------------  --------------  -------------

         Outstanding at July 31, 2002        676,750   $       0.365   $0.12 - 0.75
                                         ============  ==============  =============

The weighted average fair value of options granted is $0.08 per share for the year ended July 31, 2001.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK, CONTINUED
---------------------------------

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the exercise price of the options. However, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in a corresponding fluctuation in compensation expense for these options. As of July 31, 2002, no additional compensation expense is required as the fair value of the stock is less than $0.25 per share.

The following summarizes information about stock options outstanding under stock option plans at July 31, 2002:

                        Options Outstanding             Options Exercisable
                 ---------------------------------  ---------------------------
                              Weighted
                               Average    Weighted
                              Remaining   Average    Number of     Weighted
   Range of      Number of   Contractual  Exercise     Shares       Average
Exercise Prices   Shares    Life (Years)   Price    Exercisable  Exercise Price
---------------  ---------  ------------  --------  -----------  --------------

     $0.12        175,000      7.10        $0.12       175,000      $0.12
     $0.25        300,500      5.02        $0.25       300,500      $0.25
     $0.75        201,250      0.87        $0.75       201,250      $0.75

Transactions involving options and warrants not covered by the plans are summarized as follows:

                                                        Weighted
                                                        Average
                                                        Exercise     Exercise
                                            Number      Price Per    Price Per
                                          of Shares      Share         Share
                                         -----------    ---------   ------------

         Outstanding at July 31, 2000    13,944,763     $   0.57    $ 0.12-4.06
             Granted                      1,675,000         0.07     0.004-0.12
             Exercised                   (3,369,006)        0.08      0.07-0.09
             Canceled                      (582,200)        1.01      0.25-3.50
                                         -----------    ---------   ------------

         Outstanding at July 31, 2001    11,668,557         0.66     0.004-4.06
             Granted                             --           --             --
             Exercised                           --           --             --
             Canceled                    (3,795,175)        0.86      0.12-4.06
                                         -----------    ---------   ------------

         Outstanding at July 31, 2002     7,873,382     $   0.48    $0.004-3.50
                                         ===========    =========   ============

The weighted average fair value of non-plan stock options and warrants granted is $0.06 per share for the year ended July 31, 2001.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK, CONTINUED
---------------------------------

In addition, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2002.

The following table summarizes information about non-plan stock option and warrants outstanding at July 31, 2002:

                                                             Options and
                    Options and Warrants Outstanding     Warrants Exercisable
                   -----------------------------------  ------------------------
                                 Weighted
                                  Average    Weighted                  Weighted
                                 Remaining    Average    Number of     Average
Range of Exercise  Number of   Contractual   Exercise     Shares       Exercise
      Prices        Shares     Life (Years)    Price    Exercisable     Price
-----------------  ----------  ------------  ---------  -----------  -----------

 $0.004 - $0.50    4,719,150      4.43         $0.11     4,719,150     $0.11
  $0.75 - $0.98    2,094,616      1.90          0.75     2,079,616      0.75
  $1.00 - $1.88      919,914      3.25          1.36       787,914      1.35
  $2.12 - $3.50      139,702      1.70          2.78       139,708      2.78

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income
(loss) and income (loss) per share would have been increased to the pro forma amounts indicated in the table below:

                                                          2002          2001
                                                      ------------ -------------

Net income (loss) attributable to common
  stockholders, as reported                           $ 1,773,843  $ (4,270,387)
Net income (loss) attributable to common
  stockholders, pro forma                             $ 1,773,843  $ (4,450,276)
Income (loss) per share, as reported                  $      0.02  $      (0.08)
Income (loss) per share, pro forma                    $      0.02  $      (0.08)

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 8 - CAPITAL STOCK, CONTINUED
---------------------------------

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2002           2001
                                                              -------------  -------------

           Expected dividend yield                                      0%             0%
           Weighted average expected stock price volatility           180%           250%
           Risk free interest rate                                    5.1%           5.4%
           Expected life of option                            1 to 3 years   1 to 3 years

Total consulting expense charged to operations for options or warrants granted to non-employees (in accordance with SFAS 123) was $0 and $0 for fiscal year 2002 and 2001, respectively. Total interest expense charged to operations for options or warrants granted to non-employees in connection with debt financing (in accordance with SFAS 123) was approximately $0 and $83,000 for fiscal 2002 and 2001, respectively. Total expense charged to operations in fiscal year 2002 and 2001 for options granted to employees at grant prices lower than market price at the date of grant (in accordance with APB Opinion 25) was approximately $0 and $13,000, respectively.

Stock Subscriptions
-------------------

As of July 31, 2002, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 9 - DISCONTINUED OPERATIONS
--------------------------------

On March 8, 2001, the Company entered into a stock purchase agreement with Overseas Investment, an unrelated company, to sell its entire common stock interest in NCM for $40,000. The Company received $25,000 and will receive the balance of $15,000 in December 2003. As the net book value of the NCM assets was $1,748,164 and the liabilities of NCM assumed by the buyer were estimated at approximately $732,500, the loss on disposal was $975,642, which is included in the accompanying statement of operations for the year ended July 31, 2001. Operating losses of NCM for the years ended July 31, 2002 and 2001 have been reclassified for presentation purposes. Revenues of NCM for the years ended July 31, 2002 and 2001 were $0 and $0, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company has $130,300 due to related parties that is unsecured, due on demand, and bears no interest. During fiscal 2002, the Company entered a settlement of an amount due to a related party of $339,433 (see Note 2).

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 10 - RELATED PARTY TRANSACTIONS, CONTINUED
-----------------------------------------------

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event ATG does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2002. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2002, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2002 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 11 - INCOME TAXES
----------------------

A provision for income taxes of $1,000 (representing minimum state taxes) was recorded in fiscal years 2002 and 2001, respectively.

Net temporary differences that give rise to deferred tax assets recognized in the balance sheet are as follows:

         Deferred tax assets:
              Net operating loss carryforward                    $  21,218,000
              Other                                                    380,000
              Valuation allowance                                  (21,598,000)
                                                                 --------------

         Net deferred tax asset                                  $          --
                                                                 ==============

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES, CONTINUED
---------------------------------

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain. The deferred tax valuation allowance decreased by $533,000 and increased by $1,705,000 during fiscal years 2002 and 2001, respectively.

As of July 31, 2002, the Company has approximately $52,200,000 of federal operating loss carryforwards that will expire in fiscal years ending 2006 through 2022 and approximately $26,000,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2003 through 2007. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for fiscal 2001 and 2002 and the tax provision/benefit determined by multiplying the Company's pre-tax income/loss by the federal statutory rate is due primarily to a change in the valuation allowance.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Litigation
----------

The Company is involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For the years ended July 31, 2002 and 2001, rent expense totaled $73,695 and $110,328, respectively.

Contingency
-----------

On October 31, 2001, the Company received a letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within the commitment. As of July 31, 2002, the Company has not borrowed any money under this commitment.

In December 2001, the Company settled complaints between the Company and various related parties. In exchange for the release of the lawsuits, the Company has agreed to release technology rights to the coherent particle beam ("Baser"). The Company will receive 10% of any future net profits derived from the Baser technology sales.

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 13 - CONTINGENT SALE
-------------------------

In December 2001, the Company shipped product to a third party distributor. Since the collectibility of this $125,000 sale is uncertain, the sale was not recorded in the year ended July 30, 2002 and will only be recorded in the future upon its collection by the Company. The related costs of goods have been recorded to cost of sales as the inventory might not be returned.

NOTE 14 - MAJOR CUSTOMERS
-------------------------

The Company sells a substantial portion of its technology products to certain customers. During fiscal 2002 and 2001, the Company's sales to a customer approximated 48% and 32%, respectively, of total sales and 48% and 35%, respectively, of technology product sales. At July 31, 2002, amounts due from a major customer included in gross accounts receivable are $15,000 and $13,125, respectively.