Form 10QSB
period 2002-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2002-12-16
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002
             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of December 13, 2002 the registrant had 99,776,700 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements

         Consolidated Balance Sheets as of October 31, 2002 (unaudited) and July 31, 2002

         Consolidated Statements of Operations for the three months ended October 31, 2002 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended October 31, 2002 (unaudited)

         Notes to Consolidated Financial Statements

ITEM 2   Management's Discussion and Analysis

ITEM 3   Controls and Procedures

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


                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                             BALANCE SHEETS

                                   October 31, 2002 and July 31, 2002

                                                                            OCTOBER 31,       JULY 31,
ASSETS                                                                         2002             2002
                                                                           -------------   -------------
                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                             $      5,330    $        610
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at October 31, 2002
       and July 31, 2001, respectively                                           20,071          20,071
     Inventories, net                                                            10,642          12,586
     Other current assets                                                         3,843           3,843
                                                                           -------------   -------------
         Total current assets                                              $     39,886    $     37,110
                                                                           =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $    611,510    $    591,312
     Accrued interest payable                                                   502,446         462,688
     Accrued payroll and related liabilities                                    334,902         335,401
     Other accrued liabilities                                                  145,450         149,006
     Amounts due to related party                                               130,300         130,300
     Notes payable                                                               10,411          12,147
     Notes payable - related party                                              536,109         471,656
     Convertible debentures                                                   1,409,511       1,409,511
                                                                           -------------   -------------

         Total current liabilities                                            3,680,639       3,562,021
                                                                           -------------   -------------
Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                  378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                   --              --
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                               --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,451,704 shares issued and outstanding and 4,115,596 shares committed but not yet issued at October 31, 2002 and July 31,
       2002, respectively                                                       103,567         103,567
     Additional paid-in capital                                              52,940,554      52,940,554
     Stock subscriptions                                                          6,750           6,750
     Accumulated deficit                                                    (56,692,002)    (56,576,160)
                                                                           -------------   -------------
         Total stockholders' deficit                                         (3,640,753)     (3,524,911)
                                                                           -------------   -------------
                                                                           $     39,886    $     37,110
                                                                           =============   =============

         The accompanying notes are an integral part of these consolidated financial statements

                                                   1


                          AMERICAN TECHNOLOGIES GROUP, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                 For The Three Months Ended October 31, 2002 and 2001


                                                        OCTOBER 31,     OCTOBER 31,
                                                            2002           2001
                                                       -------------   -------------
                                                        (UNAUDITED)     (UNAUDITED)
Revenues:
     Technology rights                                 $      2,863    $      5,028
     Other                                                       --              56
                                                       -------------   -------------
         Total revenues                                       2,863           5,084

Operating expenses:
     General and administrative                              76,526         238,485
     Marketing and product development                        1,944             369
     Research and development                                    --          28,738
                                                       -------------   -------------
         Total operating expenses                            78,947         267,592
                                                       -------------   -------------

Other (expense) income:
     Interest expense, net                                  (39,758)        (67,724)
                                                       -------------   -------------

Net loss attributable to common stockholders           $   (115,842)   $   (330,232)
                                                       =============   =============

Basic and fully diluted net loss per common share:     $     (0.001)   $     (0.005)
                                                       =============   =============

Weighted average number of common shares outstanding     99,451,704      70,521,499
                                                       =============   =============

 The accompanying notes are an integral part of these consolidated financial statements

                                          2


                                 AMERICAN TECHNOLOGIES GROUP, INC.

                                      STATEMENTS OF CASH FLOW
                                            (Unaudited)

                       For The Three Months Ended October 31, 2002 and 2001

                                                                          OCTOBER 31,  OCTOBER 31,
                                                                             2002         2001
                                                                          ----------   ----------
                                                                          (UNAUDITED)  (UNAUDITED
Cash flows from operating activities:
     Net loss                                                             $(115,842)   $(330,232)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                           --        8,430
         Changes in operating assets and liabilities:
              Accounts receivable                                                --       (2,318)
              Inventories                                                     1,944      (17,437)
              Other current assets                                               --        3,442
              Accounts payable and accrued liabilities                       55,901      330,502
                                                                          ----------   ----------
         Net cash used in operating activities                              (57,997)      (7,613)
                                                                          ----------   ----------
Cash flows from financing activities:
     Payments on notes payable                                               (1,736)        (345)
     Proceeds from notes payable - related party                             64,453           --
                                                                          ----------   ----------
     Net cash provided by (used in) financing activities                     62,717         (345)
                                                                          ----------   ----------
Net change in cash and cash equivalents                                       4,720       (7,958)

Cash and cash equivalents, beginning of period                                  610        8,648
                                                                          ----------   ----------
Cash and cash equivalents, end of period                                  $   5,330    $     690
                                                                          ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                             $      --    $     640
                                                                          ==========   ==========

      The accompanying notes are an integral part of these consolidated financial statements

                                                3

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2002 and 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

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

The Company has suspended substantive operations subsequent to July 31, 2001. Management is currently pursuing various options to obtain additional funding, including the sale of a majority equity position to investors with an alternative business plan.

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $56 million, and at October 31, 2002, has a working capital deficit of $3,640,753 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be able to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 19,824 and 52,941 for the three months ended October 31, 2002 and 2001, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2002 and 2001

NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
         CONTINUED
--------------------------------------------------------------------------------

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of October 31, 2002, the Company has a balance of $536,109 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2002 and the first quarter of 2003. Accrued interest for this note totaled $33,803 as of October 31, 2002.

NOTE 4 - CAPITAL STOCK
----------------------

Common Stock
------------

On August 30, 2002, the Company held a shareholder meeting in New York. The shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares.

During fiscal 2002, the Company committed to issue 4,115,596 shares of common stock to employees/officers for settlement of debt/obligations. As of October 31, 2002, the Company has not yet issued these shares.

Stock Subscriptions
-------------------

As of October 31, 2001, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Contingency
-----------

On October 31, 2001, the Company received a letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within the financing documents. As of October 31, 2002, the Company has not borrowed any money under this commitment.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On November 25, 2002, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of stock on the date of issuance) to one employee and his attorney as consideration for a settlement of an obligation. The settlement resulted in the Company recording a gain on extinguishment of debt of $29,510 during the quarter ending January 31, 2003.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Total revenue decreased by $78,630 from $101,826 in fiscal year 2001 to $23,196 in fiscal year 2002 and continued to fall in the first quarter ending October 31, 2002 due generally to lack of resources for marketing and promotion and to decreasing demand for products. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2002. Sales also were impacted by generally poor worldwide economic conditions and by the events of September 11, 2001.

         A majority of our efforts during the past year has been focused on stabilizing the Company's financial situation, settling lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into. In August 2002, our shareholders approved an increase to our authorized common stock from 100,000,000 to 1,000,000,000. Our authorized but unissued common stock will be used for potential financing and merger candidates.

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

         In November 2001, the Company signed a promissory note with Dr. Gary Fromm for $400,000. The note is secured by the Company's water distiller patents and was due August 8, 2002. It subsequently was converted to a demand basis. Through October 31, 2002, the Company has received approximately $536,109 in borrowings under the promissory note. There can be no assurances that the lender will continue to lend amounts up to a potential commitment beyond $600,000. Borrowings bear interest at 9% per annum with interest payments due monthly. To date none of this interest has been paid.

         The Company does not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. However, such funds may not be available on favorable terms or at all.

GOING CONCERN

         The Company's independent public accountants have stated in their report included in this Form 10-KSB that the Company has incurred operating losses in the last two years, has a working capital deficit and significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern unless it is successful in finding and concluding satisfactory arrangements with merger partners and new sources of finances.

ITEM 3  CONTROLS AND PROCEDURES

         As of October 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

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

                                               AMERICAN TECHNOLOGIES GROUP, INC.
                                               By: /s/ Gary Fromm
                                               ---------------------------------
                                               Dr. Gary Fromm
                                               Chairman of the Board and
                                               Acting Chief Executive Officer
                                               Acting Chief Accounting Officer
                                               Date: December 16, 2002

                                  CERTIFICATION

         I, Dr. Gary Fromm, CEO and CFO, certify that:

1. I have reviewed this annual report on Form 10-QSB of American Technologies Group, Inc.;

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

December 16, 2002

/s/ Dr. Gary Fromm
CEO and CFO