Form 10QSB
period 2003-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2003-03-21
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of January 31, 2003 the registrant had 99,776,704 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements

         Consolidated Balance Sheets as of January 31, 2003 (unaudited) and July 31, 2002

         Consolidated Statements of Operations for the three and six months ended January 31, 2003 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended January 31, 2003 (unaudited)

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


                                          AMERICAN TECHNOLOGIES GROUP, INC.

                                                   BALANCE SHEETS

                                         January 31, 2003 and July 31, 2002


                                                                              JANUARY 31,      JULY 31,
ASSETS                                                                           2003            2002
                                                                             -------------   -------------
                                                                              (UNAUDITED)

Current assets:
     Cash and cash equivalents                                               $     13,763    $        610
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at January 31, 2003
       and July 31, 2001, respectively                                             20,071          20,071
     Inventories, net                                                              10,538          12,586
     Other current assets                                                           3,843           3,843
                                                                             -------------   -------------
         Total current assets                                                $     48,215    $     37,110
                                                                             =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                        $    623,079    $    591,312
     Accrued interest payable                                                     543,701         462,688
     Accrued payroll and related liabilities                                      307,799         335,401
     Other accrued liabilities                                                    145,450         149,006
     Amounts due to related parties                                               130,300         130,300
     Notes payable                                                                  9,112          12,147
     Notes payable - related party                                                604,274         471,656
     Current portion of convertible debentures                                  1,409,511       1,409,511
                                                                             -------------   -------------
         Total current liabilities                                              3,773,226       3,562,021
                                                                             -------------   -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                    378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                     --              --
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                                 --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding as of January 31, 2003 and 99,451,704 shares issued and outstanding as of July 31, 2002 and 4,115,596 shares committed but not yet issued as of January
       31, 2003 and July 31, 2002, respectively                                   103,892         103,567
     Additional paid-in capital                                                52,941,367      52,940,554
     Stock subscriptions                                                            6,750           6,750
     Accumulated deficit                                                      (56,777,398)    (56,576,160)
                                                                             -------------   -------------
         Total stockholders' deficit                                           (3,725,011)     (3,524,911)
                                                                             -------------   -------------
                                                                             $     48,215    $     37,110
                                                                             =============   =============

                      The accompanying notes are an integral part of these financial statements

                                                         1

                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                           For The Three and Six Months Ended January 31, 2003 and 2002


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JANUARY 31,                     JANUARY 31,
                                                    -----------------------------   -----------------------------
                                                        2003            2002            2003            2002
                                                    -------------   -------------   -------------   -------------
Revenues:
     Technology rights                              $      1,769    $      4,567    $      4,632    $      9,595
     Other                                                    --              --              --              56
                                                    -------------   -------------   -------------   -------------
         Total revenues                                    1,769           4,567           4,632           9,651
                                                    -------------   -------------   -------------   -------------
Operating expenses:
     General and administrative                           75,420         261,117         152,423         499,602
     Marketing and product development                        --           2,284           1,944           2,653
     Research and development                                 --              --              --          28,738
                                                    -------------   -------------   -------------   -------------
         Total operating expenses                         75,420         263,401         154,367         530,993
                                                    -------------   -------------   -------------   -------------
Other (expense) income:
     Interest expense, net                               (41,255)        (70,151)        (81,013)       (137,875)
     Gain on settlement of payroll related
       obligations                                        29,510              --          29,510              --
                                                    -------------   -------------   -------------   -------------
         Total other (expense) income                    (11,745)        (70,151)        (51,503)       (137,875)
                                                    -------------   -------------   -------------   -------------

Net loss attributable to common stockholders        $    (85,396)   $   (328,985)   $   (201,238)   $   (659.217)
                                                    =============   =============   =============   =============

Basic and fully diluted net loss per common share   $     (0.001)   $     (0.005)   $     (0.002)   $      (0.01)
                                                    =============   =============   =============   =============

Basic and fully diluted net loss per common share   $     (0.001)   $     (0.005)   $     (0.002)   $      (0.01)
                                                    =============   =============   =============   =============
Weighted average number of common shares
  outstanding                                         99,686,426      70,692,744      99,569,065      70,607,589
                                                    =============   =============   =============   =============

                     The accompanying notes are an integral part of these financial statements

                                                        2

                            AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                            For The Six Months Ended January 31, 2003 and 2002


                                                                           JANUARY 31,       JANUARY 31,
                                                                              2003              2002
                                                                          --------------   --------------
Cash flows from operating activities:
     Net loss                                                             $    (201,238)   $    (659,217)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                               --           16,862
         Gain on settlement of payroll related obligations                      (29,510)          54,554
         Changes in operating assets and liabilities:
              Accounts receivable                                                    --           (2,318)
              Inventories                                                         2,048          (15,154)
              Other current assets                                                   --            3,832
              Accounts payable and accrued liabilities                          112,270          336,385
                                                                          --------------   --------------
     Net cash used in operating activities                                     (116,430)        (265,056)
                                                                          --------------   --------------
Cash flows from financing activities:
     Proceeds from notes payable - related party                                132,618          258,893
     Payments on notes payable                                                   (3,035)            (345)
                                                                          --------------   --------------
     Net cash provided by financing activities                                  129,583          258,548
                                                                          --------------   --------------
Net change in cash and cash equivalents                                          13,153           (6,508)

Cash and cash equivalents, beginning of period                                      610            8,648
                                                                          --------------   --------------
Cash and cash equivalents, end of period                                  $      13,763    $       2,140
                                                                          ==============   ==============
Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                             $          --    $         640
     Stock issued for payment of back payroll and legal fees                      1,138               --


                 The accompanying notes are an integral part of these financial statements

                                                    3

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

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

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $56 million, and at January 31, 2003, has a working capital deficit of $3,725,011 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be able to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 0 and 32,222 for the six months ended January 31, 2003 and 2002, respectively.

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of January 31, 2003, the Company has a balance of $604,274 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2002 and the first two quarters of 2003. Accrued interest for this note totaled $46,674 as of January 31, 2003.

NOTE 4 - CAPITAL STOCK
----------------------

Common Stock
------------

On August 30, 2002, the Company held a shareholder meeting in New York. The shareholders approved an amendment to its certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares.

During fiscal 2002, the Company committed to issue 4,115,596 shares of common stock to employees/officers for settlement of debt/obligations. As of January 31, 2003, the Company has not yet issued these shares.

On November 25, 2002, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of stock on the date of issuance) to one employee and his attorney as consideration for a settlement of an obligation. The settlement resulted in the Company recording a gain on settlement of debt of $29,510 during the quarter ended January 31, 2003.

Stock Subscriptions
-------------------

As of January 31, 2003, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Contingency
-----------

On October 31, 2001, the Company received a letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within the financing documents. As of January 31, 2003, the Company has not borrowed any money under this commitment.

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

Total revenue decreased by $4,963 from $9,595 in January 31, 2002 to $4,632 in January 31, 2003 and continued to fall due generally to lack of resources for marketing and promotion and to decreasing demand for products. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2002. Sales also were impacted by generally poor worldwide economic conditions and by the events of September 11, 2001.

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

In November 2001, the Company signed a promissory note with Dr. Gary Fromm for $400,000. The note is secured by the Company's water distiller patents and was due August 8, 2002. It subsequently was converted to a payable demand basis. As of January 31, 2003, the Company has received approximately $603,274 in borrowings under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. To date none of this interest has been paid.

The Company does not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. However, such funds may not be available on favorable terms or at all.

GOING CONCERN

The Company's independent public accountants have stated in their report included in the July 31, 2002 Form 10-KSB that the Company has incurred operating losses in the last two years, has a working capital deficit and significant stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern unless it is successful in finding and concluding satisfactory arrangements with merger partners and new sources of finances.

ITEM 3 CONTROLS AND PROCEDURES

As of January 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1     Certification

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN TECHNOLOGIES GROUP, INC.




BY: /S/ GARY FROMM
---------------------------------
DR. GARY FROMM
CHAIRMAN OF THE BOARD AND
ACTING CHIEF EXECUTIVE OFFICER
ACTING CHIEF ACCOUNTING OFFICER
DATE: MARCH 21, 2003

                                  CERTIFICATION

                  I, Dr. Gary Fromm, CEO and CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Technologies Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003




                                        /S/ DR. GARY FROMM
                                        CEO AND CFO