Form 10QSB
period 2003-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2003-06-19
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of April 30, 2003 the registrant had 99,776,704 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements

         Consolidated Balance Sheets as of April 30, 2003 (unaudited)
            and July 31, 2002                                                  1

         Consolidated Statements of Operations (unaudited) for the
            three and nine months ended April 30, 2003 and April 30, 2002      2

         Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended April 30, 2003 and April 30, 2002                3

         Notes to Consolidated Financial Statements                            4

ITEM 2   Management's Discussion and Analysis                                  7

ITEM 3   Controls and Procedures                                               7

PART II  OTHER INFORMATION                                                     8

ITEM 1   Legal Proceedings                                                     8

ITEM 2   Changes in Securities                                                 8

ITEM 3   Defaults Upon Senior Securities                                       8

ITEM 4   Submission to a Vote of Security Holders                              8

ITEM 5   Other Information                                                     8

ITEM 6   Exhibits and Reports on Form 8-K                                      8

SIGNATURES                                                                     9



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

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                             BALANCE SHEETS

                                    April 30, 2003 and July 31, 2002


                                                                             APRIL 30,       JULY 31,
ASSETS                                                                         2003            2002
                                                                           -------------   -------------
                                                                            (UNAUDITED)

Current assets:
     Cash and cash equivalents                                             $      8,311    $        610
     Accounts receivable, net of allowance for doubtful
       accounts of $13,125 and $13,125 at April 30, 2003
       and July 31, 2001, respectively                                           20,071          20,071
     Inventories, net                                                            10,442          12,586
     Other current assets                                                         3,843           3,843
                                                                           -------------   -------------
         Total current assets                                              $     42,667    $     37,110
                                                                           =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $    619,804    $    591,312
     Accrued interest payable                                                   589,750         462,688
     Accrued payroll and related liabilities                                    298,572         335,401
     Other accrued liabilities                                                  145,450         149,006
     Amounts due to related parties                                             130,300         130,300
     Notes payable                                                                7,815          12,147
     Notes payable - related party                                              641,424         471,656
     Current portion of convertible debentures                                1,409,511       1,409,511
                                                                           -------------   -------------
         Total current liabilities                                            3,842,626       3,562,021
                                                                           -------------   -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                  378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                   --              --
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                               --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 and 99,451,704 shares issued and outstanding at
       April 30, 2003 and July 31, 2002, respectively, and 4,115,596 shares committed but not issued as of April 30, 2003 and
       July 31, 2002                                                            103,892         103,567
     Additional paid-in capital                                              52,941,367      52,940,554
     Stock subscriptions                                                          6,750           6,750
     Accumulated deficit                                                    (56,852,346)    (56,576,160)
                                                                           -------------   -------------
         Total stockholders' deficit                                         (3,799,959)     (3,524,911)
                                                                           -------------   -------------
                                                                           $     42,667    $     37,110
                                                                           =============   =============

                The accompanying notes are an integral part of these financial statements

                                                   1


                                AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                             For The Three and Nine Months Ended April, 2003 and 2002


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               APRIL 30,                      APRIL 30,
                                                    -----------------------------   -----------------------------
                                                        2003            2002            2003            2002
                                                    -------------   -------------   -------------   -------------
Revenues:
     Technology rights                              $      3,937    $     15,584    $      8,569    $     25,179
     Other                                                    --              --              --              56
                                                    -------------   -------------   -------------   -------------
         Total revenues                                    3,937          15,584           8,569          25,235
                                                    -------------   -------------   -------------   -------------
Operating expenses:
     General and administrative                           32,836         280,393         185,259         725,441
     Marketing and product development                        --           5,972           1,944           8,625
     Research and development                                 --              --              --          28,738
                                                    -------------   -------------   -------------   -------------
         Total operating expenses                         32,836         286,365         187,203         762,804
                                                    -------------   -------------   -------------   -------------
Other (expense) income:
     Interest expense, net                               (46,049)        (81,851)       (127,062)       (219,726)
     Loss on disposal of fixed assets                         --              --              --         (54,554)
     Gain on settlement of liabilities                        --         394,018          29,510         394,018
                                                    -------------   -------------   -------------   -------------
         Total other (expense) income                    (46,049)        312,167         (97,552)        119,738
                                                    -------------   -------------   -------------   -------------

Net loss attributable to common stockholders        $    (74,948)   $    (41,386)   $   (276,186)   $   (617,831)
                                                    =============   =============   =============   =============
Basic and fully diluted net loss per common share   $     (0.001)   $     (0.001)   $     (0.003)   $     (0.008)
                                                    =============   =============   =============   =============
Weighted average number of common shares
  outstanding                                         99,776,704      72,077,687      99,638,101      71,083,522
                                                    =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements

                                                        2



                        AMERICAN TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                          For The Nine Months Ended April, 2003 and 2002


                                                                           APRIL 30,    APRIL 30,
                                                                             2003         2002
                                                                          ----------   ----------
Cash flows from operating activities:
     Net loss                                                             $(276,186)   $(617,831)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                           --       19,837
         Loss on disposal of fixed assets                                        --       54,554
         Gain on settlement of liabilities                                  (29,510)    (394,018)
         Changes in operating assets and liabilities:
              Accounts receivable                                                --       (7,958)
              Inventories                                                     2,144       (9,804)
              Other current assets                                               --       12,007
              Accounts payable and accrued liabilities                      145,817      557,581
                                                                          ----------   ----------
     Net cash used in operating activities                                 (157,735)    (385,632)
                                                                          ----------   ----------
Cash flows from financing activities:
     Proceeds from notes payable - related party                            169,768      381,331
     Payments on notes payable                                               (4,332)        (345)
                                                                          ----------   ----------
     Net cash provided by financing activities                              165,436      380,986
                                                                          ----------   ----------
Net cash flows from discontinued operations                                      --           --
                                                                          ----------   ----------
Net change in cash and cash equivalents                                       7,701       (4,646)

Cash and cash equivalents, beginning of period                                  610        8,648
                                                                          ----------   ----------
Cash and cash equivalents, end of period                                  $   8,311    $   4,002
                                                                          ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:
     Conversion of debentures to common stock                             $      --    $     640
     Stock issued as payment of back payroll and legal fees                   1,138       25,394


    The accompanying notes are an integral part of these financial statements

                                       3

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.

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

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $56 million, and at April 30, 2003, has a working capital deficit of $3,799,959 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. However, the impact under the treasury method of dilutive stock options would have been incremental shares of 0 and 32,186 for the nine months ended April 30, 2003 and 2002, respectively.

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

Reclassification
----------------

Certain April 30, 2002 financial statements amounts have been reclassified to conform to the April 30, 2003 presentation.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No.123 had been applied.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 in these financial statements. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the three months ended March 31, 2003 and 2002, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater that the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of April 30, 2003, the Company has a balance of $641,424 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2002 and the first three quarters of 2003. Accrued interest for this note totaled $88,716 as of April 30, 2003.

NOTE 4 - CAPITAL STOCK
----------------------

Common Stock
------------

On August 30, 2002, the Company held a shareholder meeting in New York. The shareholders approved an amendment to its certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares.

During fiscal 2002, the Company committed to issue 4,115,596 shares of common stock to employees/officers for settlement of debt/obligations. As of April 30, 2003, the Company has not yet issued these shares.

On November 25, 2002, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of stock on the date of issuance) to one employee and his attorney as consideration for a settlement of an obligation. The settlement resulted in the Company recording a gain on extinguishments of debt of $29,510 during the quarter ending April 30, 2003.

Stock Subscriptions
-------------------

As of October 31, 2001, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Contingency
-----------

On October 31, 2002, the Company received The Letter of Commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at a 20% discount to the market price, as defined within the financing documents. As of April 30, 2003, the Company has not borrowed any money under this commitment.

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

Total revenue decreased by $16,666 from $25,235 in the nine-month period ended April 30, 2002 to $8,569 in the nine-month period ended April 30, 2003. Total revenue decreased by $11,647 from $15,584 in the quarter ending April 30, 2002 to $3,937 in the quarter ending April 30, 2003. Total revenue continued to fall due generally to lack of resources for marketing and promotion and to decreasing demand for products. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2002. Sales also were impacted by generally poor worldwide economic conditions and by the events of September 11, 2001 followed by the Iraqi conflict of the past few months.

A majority of our efforts during the past year have been focused on stabilizing the Company's financial situation, settling lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into. In August 2002, our shareholders approved an increase to our authorized common stock from 100,000,000 to 1,000,000,000. Our authorized but unissued common stock will be used for potential financing and merger candidates.

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

In November 2001, the Company signed a promissory note with Dr. Gary Fromm for $400,000. The note is secured by the Company's water distiller patents and was due August 8, 2002. It subsequently was converted to a payable demand basis. As of April 30, 2003, the Company has received approximately $641,424 in borrowings under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. To date none of this interest has been paid.

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

ITEM 3 CONTROLS AND PROCEDURES

As of April 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer of American Technologies Group, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN TECHNOLOGIES GROUP, INC.



                                        BY: /S/ GARY FROMM
                                        ---------------------------------
                                        DR. GARY FROMM
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER
                                        ACTING CHIEF FINANCIAL OFFICER
                                        DATE: JUNE 19, 2003

                                  CERTIFICATION

I, Dr. Gary Fromm, CEO and Acting CFO, certify that:

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

June 19, 2003





                                   BY: /S/ GARY FROMM
                                   ---------------------------------
                                   DR. GARY FROMM
                                   CHAIRMAN OF THE BOARD AND
                                   CHIEF EXECUTIVE OFFICER
                                   ACTING CHIEF FINANCIAL OFFICER
                                   DATE: JUNE 19, 2003