Form 10KSB
period 2003-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2003-11-13
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2003

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


                         P.O. BOX 90, MONROVIA, CA 91016
                         -------------------------------
               (Address of principal executive offices) (zip code)

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $10,262. As of November 13, 2002, the registrant had 99,776,704 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $340,000 computed by reference to the average of the low bid and high ask prices on November 12, 2003.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
-------

As reported in our prior public reports, the Company largely had ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2003, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

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

We use third parties to manufacture The Force. The raw materials utilized to manufacture The Force are readily available from numerous suppliers.

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

RESEARCH AND DEVELOPMENT
------------------------

The Company has incurred approximately $0 and $28,738 in research and development expenses during the years ended July 31, 2003 and 2002, respectively.

EMPLOYEES
---------

As of November 12, 2003, the Company had two contractors.

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

              PERIOD                                  HIGH BID       LOW BID
              ------                                  --------       -------

August 1, 2001 - October 31, 2001                     $   0.0156     $  0.0156

November 1, 2001 - January 31, 2002                   $   0.0469     $   0.0156

February 1, 2002 - April 30, 2002                     $   0.0156     $   0.001

May 1, 2002 - July 31, 2002                           $   0.0150     $   0.004

August 1, 2002 - October 31, 2002                     $   0.0156     $  0.0156

November 1, 2002 - January 31, 2003                   $   0.0469     $   0.0156

February 1, 2003 - April 30, 2003                     $   0.0156     $   0.001

May 1, 2003 - July 31, 2003                           $   0.0150     $   0.004


HOLDERS
-------

The Company has only one class of common equity, the Common Stock. As of November 11, 2003, there were 1,048 record holders of the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

As reported in our prior public reports, the Company largely had ceased operations during the prior fiscal year and had begun focusing efforts on restructuring and refinancing. In 2003 and 2002, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

During 2002, the Company entered into various settlement agreements with noteholders, employees and vendors. The summary of the related debt extinguishments is as follows:

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

Settlement of accrued payroll of $96,128 in exchange for 1,625,000 shares of common stock and 600,000 shares of committed common stock valued at
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
                                                                                 ------------

                                                                                 $ 3,307,317
                                                                                 ============

During 2003, the Company entered into a settlement agreement with a former employee regarding accrued payroll of $85,081 in exchange for 325,000 shares
 of common stock valued at $1,138 and agreement to be paid $64,398.              $    20,683
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

RESULTS FROM OPERATIONS
                                                               AS OF AND FOR THE
                                                              YEAR ENDED JULY 31
BALANCE SHEET:                                               2003            2002
Current Assets                                          $     25,076    $    37,110
                                                        -------------   -------------
Current Liabilities                                     $  4,055,858    $  3,562,021
                                                        -------------   -------------
Stockholders' (Deficit) Equity                          $ (4,030,782)   $ (3,524,911)
                                                        -------------   -------------

RESULTS OF OPERATIONS:

REVENUE
Technology Products and Licensing                       $     10,262    $     23,196
Other                                                              -              56
                                                        -------------   -------------
             Total Revenue                                    10,262          23,252
                                                        -------------   -------------

OPERATING EXPENSES
General and Administrative                                   238,647       1,201,245
Cost of Sales and Marketing                                    4,206          13,915
Research and Development                                           -          28,738
                                                        -------------   -------------
            Total Operating Expenses                         242,853       1,243,898
                                                        -------------   -------------

OTHER INCOME (EXPENSE)
Interest Expense, Net                                       (291,493)       (277,687)
Gain on Extinguishment of Debt and Other
     Obligations                                              20,683        3,307,317
Other                                                        (3,608)         (35,141)
                                                        -------------   -------------
            Total Other (Expense) Income                    (274,418)       2,994,489
                                                        -------------   -------------

Net Income (Loss)                                           (507,009)       1,773,843
                                                        =============   =============

Net (Loss) Income Per Common Share:
      Basic and Diluted                                       ($0.01)         ($0.02)
                                                        =============   =============
Weighted average number of common shares
      outstanding:
         Basic                                            99,672,526      74,912,509
                                                        =============   =============
         Diluted                                          99,672,526      75,262,589
                                                        =============   =============


Total product and licensing revenue decreased by $12,934 from $23,196 in fiscal 2002 to $10,262 in fiscal 2003 due generally to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2003 regardless of the considerable efforts expended by the Company.

Net (loss) income decreased by $2,280,852 from income of $1,773,843 in fiscal 2002 to $(507,009) in fiscal 2003. The increase in operating loss is principally attributable to a decrease of $3,286,634 in gain on extinguishment of debt and other obligations.

The Company's cash used in operations decreased by $282,277 from $478,481 in fiscal 2002 to $196,204 in fiscal 2003.

At July 31, 2003, total current assets were $25,076, $12,034 less than the $37,110 in assets at July 31, 2002.

A majority of our efforts during the past twelve months has been focused on stabilizing our financial situation, settling lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into.

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

GOING CONCERN

Our independent accountants have issued the following statement in their auditor's report "Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2003, has a working capital deficit of $4,030,782, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."

ITEM 7. FINANCIAL STATEMENTS.



                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                            FINANCIAL STATEMENTS

                                                             AS OF JULY 31, 2003

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To American Technologies Group, Inc.:

We have audited the accompanying balance sheet of American Technologies Group, Inc. (a Nevada corporation) as of July 31, 2003, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2003, has a working capital deficit of $4,030,782, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                      CORBIN & COMPANY, LLP

Irvine, California
November 12, 2003

--------------------------------------------------------------------------------

                                                                      AMERICAN TECHNOLOGIES GROUP, INC.

                                                                                          BALANCE SHEET

-------------------------------------------------------------------------------------------------------

ASSETS                                                                                    JULY 31, 2003
                                                                                          -------------
Current assets:
     Cash                                                                                 $      2,361
     Accounts receivable, net of allowance for doubtful accounts of $1,465                      15,000
     Inventories, net                                                                            6,372
     Other current assets                                                                        1,343
                                                                                          -------------

         Total current assets                                                             $     25,076
                                                                                          =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                                       $    858,899
     Accrued interest payable                                                                  536,617
     Accrued payroll and related liabilities                                                   438,273
     Amounts due to related parties                                                            130,800
     Note payable                                                                                6,984
     Note payable - related party                                                              674,774
     Convertible debentures                                                                  1,409,511
                                                                                          -------------
         Total current liabilities                                                           4,055,858
                                                                                          -------------

Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,000
       shares authorized; 378,061 shares issued and outstanding                                    378
     Series B convertible preferred stock, $.001 par value; 500,000 shares authorized; liquidation value at $8.00 per share; none issued and outstanding - Series C convertible preferred stock, $.001 par value; 2,000 shares
       authorized; liquidation value at $1,000 per share; none issued and outstanding               --
     Common stock, $.001 par value; 100,000,000 shares authorized,
       99,776,704 shares issued and outstanding  and 4,115,596 shares committed but
       not yet issued                                                                          103,892
     Additional paid-in capital                                                             52,941,367
     Stock subscriptions                                                                         6,750
     Accumulated deficit                                                                   (57,083,169)
                                                                                          -------------
         Total stockholders' deficit                                                        (4,030,782)
                                                                                          -------------

                                                                                          $     25,076
                                                                                          =============

-------------------------------------------------------------------------------------------------------
                                                                   SEE INDEPENDENT AUDITORS' REPORT AND
                                                             ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                                                                                    F-2

                                                            AMERICAN TECHNOLOGIES GROUP, INC.

                                                                     STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------

                                                                     YEARS ENDED JULY 31,
                                                              -------------------------------
                                                                   2003              2002
                                                              -------------     -------------
Revenues:
     Technology products and licensing fees                   $     10,262      $     23,196
     Other                                                              --                56
                                                              -------------     -------------
         Total operating revenues                                   10,262            23,252
                                                              -------------     -------------

Operating expenses:
     General and administrative                                    238,647         1,201,245
     Cost of sales and marketing                                     4,206            13,915
     Research and development                                           --            28,738
                                                              -------------     -------------
         Total operating expenses                                  242,853         1,243,898
                                                              -------------     -------------

Other income (expense):
     Interest expense, net                                        (291,493)         (277,687)
     Loss on disposal of obsolete inventory                         (3,608)          (35,141)
     Gain on extinguishment of debt and other obligations           20,683         3,307,317
                                                              -------------     -------------
         Total other income (expense)                             (274,418)        2,994,489
                                                              -------------     -------------

Net (loss) income                                             $   (507,009)     $  1,773,843
                                                              =============     =============

Basic and diluted net (loss) income per common share          $      (0.01)     $       0.02
                                                              =============     =============

Weighted average number of common shares outstanding:
     Basic                                                      99,672,526        74,912,509
                                                              =============     =============
     Diluted                                                    99,672,526        75,262,509
                                                              =============     =============

---------------------------------------------------------------------------------------------
                                                         SEE INDEPENDENT AUDITORS' REPORT AND
                                                   ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                                                                          F-3

                                                                                                   AMERICAN TECHNOLOGIES GROUP, INC.

                                                                                        STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                          FOR THE YEARS ENDED JULY 31, 2003 AND 2002

------------------------------------------------------------------------------------------------------------------------------------

                               SERIES A
                             CONVERTIBLE
                            PREFERRED STOCK             COMMON STOCK
                            ---------------   ---------------------------------  ADDITIONAL    STOCK
                            NUMBER OF  PAR    NUMBER OF   COMMITTED                PAID-IN     SUBSCR-
                             SHARES   VALUE    SHARES       SHARES    PAR VALUE    CAPITAL     IPTIONS     DEFICIT         TOTAL
                            --------  -----  -----------  ----------  ---------  ------------  -------  -------------   ------------
Balance, July 31, 2001      378,061   $378   70,470,125          --   $ 70,471   $52,806,244   $6,750   $(58,350,003)   $(5,466,160)

Stock issued with
  conversion of debt,
  including accrued
  interest of $73                --     --      222,619          --        223           490       --             --            713

Stock issued to
  employees/officers
  for services rendered          --     --   15,163,500          --     15,163        60,001       --             --         75,164

Stock issued to/
  committed to employees/
  officers for settlement
  of debt/obligations            --     --   10,035,000   4,115,596     14,150        54,274       --             --         68,424

Stock issued to third
  parties for settlement
  of accounts payable            --     --    1,060,460          --      1,060         9,545       --             --         10,605

Stock issued to former
  employee for back payroll
  and legal fees                 --     --    2,500,000          --      2,500        10,000       --             --         12,500

Net income                       --     --           --          --         --            --       --      1,773,843      1,773,843
                            --------  -----  -----------  ----------  ---------  ------------  -------  -------------   ------------

Balance, July 31, 2002      378,061    378   99,451,704   4,115,596    103,567    52,940,554    6,750    (56,576,160)    (3,524,911)

Stock issued to former
  employee for back payroll
  and legal fees                 --     --      325,000          --        325           813       --             --          1,138

Net loss                         --     --           --          --         --            --       --       (507,009)      (507,009)
                            --------  -----  -----------  ----------  ---------  ------------  -------  -------------   ------------

Balance, July 31, 2003      378,061   $378   99,776,704   4,115,596   $103,892   $52,941,367   $6,750   $(57,083,169)   $(4,030,782)
                            ========  =====  ===========  ==========  =========  ============  =======  =============   ============

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                SEE INDEPENDENT AUDITORS' REPORT AND
                                                                                          ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                                                                                                                 F-4

                                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                                        STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------

                                                                        YEARS ENDING JULY 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   ------------     ------------
Cash flows from operating activities:
     Net (loss) income                                             $  (507,009)     $ 1,773,843
     Adjustments to reconcile net (loss) income to net
       cash used  in operating activities:
        Depreciation and amortization                                       --           21,325
        Bad debt expense                                                    --            4,616
        Gain on extinguishment of debt and other obligations           (20,683)      (3,307,317)
        Loss on disposal of obsolete inventory                           3,608           35,141
        Loss on sale of property and equipment                              --           54,554
        Stock issued as consideration for settlement of claims              --           87,664
        Changes in operating assets and liabilities:
           Accounts receivable                                           5,071           (2,071)
           Inventories                                                   2,606           (9,804)
           Other current assets                                          2,500           18,968
           Accounts payable and accrued liabilities                    317,203          844,600
           Amounts due to related parties                                  500               --
                                                                   ------------     ------------

     Net cash used in operating activities                            (196,204)        (478,481)
                                                                   ------------     ------------

Cash flows from financing activities:
     Proceeds from note payable - related party                        203,118          471,656
     Payments on note payable                                           (5,163)          (1,213)
                                                                   ------------     ------------

     Net cash provided by financing activities                         197,955          470,443
                                                                   ------------     ------------

Net change in cash                                                       1,751           (8,038)

Cash, beginning of year                                                    610            8,648
                                                                   ------------     ------------

Cash, end of year                                                  $     2,361      $       610
                                                                   ============     ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                   $        --      $        --
                                                                   ============     ============
        Income taxes                                               $       800      $       800
                                                                   ============     ============

Supplemental disclosure of non-cash investing and
  financing activities:
     Conversion/settlement of debt to common stock                 $        --      $ 2,565,073
                                                                   ============     ============
     Stock issued as payment of back payroll and legal fees        $     1,138      $        --
                                                                   ============     ============

See accompanying footnotes for additional non-cash investing and financing activities.

------------------------------------------------------------------------------------------------
                                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                                                                             F-5

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

The Company has suspended substantive operations.

Management's Plans
------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2003, has a working capital deficit of $4,030,782, is in default on its convertible debentures (see Note 6) and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated fair value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash
----

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time, the Company has balances in banks that are in excess of the FDIC limits.

--------------------------------------------------------------

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased products and supplies.

Long-Lived Assets
-----------------

The Company reviews, as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. At July 31, 2003, the Company had no long-lived assets.

Property and Equipment
----------------------

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. Equipment used for research activities is capitalized only if it has alternative uses within the Company. Based on management's plans and expectations (see Note 1), $121,854 in impairment losses on property and equipment and patents were recognized during 2001. At July 31, 2003, the Company's net book value of property and equipment is $0.

Patents
-------

Patent costs consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seven years. In fiscal 2001, the future value of certain patents was uncertain; therefore, the Company recorded an impairment loss of $87,917 representing the net book value of certain patents identified at July 31, 2001 as having diminished value. In June 2002, the Company transferred all remaining patents with a net book value of $37,187 to a noteholder (see Note 6). As a result, the balance of patents as of July 31, 2003 is $0. Amortization expense related to patent costs totaled $0 and $10,413 for the years ended July 31, 2003 and 2002, respectively.

--------------------------------------------------------------

Income Taxes
------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured.

Revenue Recognition
-------------------

The Company recognizes revenue for its products upon shipment of goods to its customers in accordance with Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION."

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

Basic and Diluted Income (Loss)
-------------------------------

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, "EARNINGS PER SHARE." Common share equivalents in fiscal 2003 were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants and convertible debentures would have been 868,782,000 and 374,342,186 for the years ended July 31, 2003 and 2002, respectively.

--------------------------------------------------------------

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No.123 had been applied.

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

At July 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the years ended July 31, 2003 and 2002, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

--------------------------------------------------------------

Gain on Extinguishment of Debt and Other Obligations
----------------------------------------------------

During 2002, the Company entered into various settlement agreements with noteholders, employees and vendors. The summary of debt extinguishment is as follows:

       Settlement of convertible debentures, loan payable and accrued interest totaling $2,515,941 in exchange for 7,000,000 shares of common stock with
       a value of $35,000 and patents with a net book value of $37,187            $    2,443,754

       Settlement of amount due to related party and accrued payroll of $339,433 and $110,777, respectively, in exchange for 960,000 shares of common
       stock and 3,040,000 shares of committed common stock valued at $20,000            430,210

       Settlement of accrued payroll of $96,128 in exchange for 1,625,000 shares of common stock and 600,000 shares of committed common stock valued at
       $8,475 and an agreement to be paid $45,000                                         42,653

       Gain on write-down of accounts payable due to lack of performance by the
       vendor or lack of recent collection activity on the part of the vendor            255,469

       Gain on the settlement of accounts payable of $110,000 in exchange for
       1,060,460 shares of common stock valued at $10,605                                 99,395

       Gain on settlement of accrued payroll of $52,785 in exchange for 450,000 shares of common stock and 475,596 shares of committed common stock
       valued at $4,949 and an agreement to be paid $12,000                               35,836
                                                                                  ---------------

                                                                                  $    3,307,317
                                                                                  ===============

During 2003, the Company entered into a settlement agreement with a former employee regarding accrued payroll of $85,081 in exchange for 325,000 shares of
common stock valued at $1,138 and agreement to be paid $64,398.                   $       20,683
                                                                                  ===============

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." Under SFAS 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. The Company currently has no items of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 requires that public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the geographic regions in which it holds assets and reports revenues and its major customers. The Company operated in one segment during fiscal 2003 and 2002.

--------------------------------------------------------------

Use of Estimates
----------------

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the realizability of inventories, the amounts due under accounts payable and the valuation allowance of deferred tax assets. Actual results could differ from those estimates.

New Financial Accounting Pronouncements
---------------------------------------

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS No. 148 in its financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's disclosure of indemnities and guarantees are included in
Note 10. The Company's adoption of FIN 45 in fiscal 2003 did not have a material impact on its financial position or results of operations.

--------------------------------------------------------------

In May 2003, the FASB issued SFAS No.150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

In November 2001, the Company transferred ownership of its remaining property and equipment with a net book value of $54,554 to an employee-creditor of the Company. The disposal was recorded as a $54,554 loss on the accompanying statement of operations during the year ended July 31, 2002 as no consideration was received from the employee-creditor in that transaction.

Depreciation expense totaled $0 and $10,912 for the years ended July 31, 2003 and 2002, respectively.

NOTE 4 - NOTES PAYABLE
----------------------

The Company has a note payable with a bank with a minimum monthly principal and interest payments at the bank's prime rate plus 2% (totaling 6.75% at July 31, 2003) totaling $435, guaranteed by certain officers of the Company. At July 31, 2003, the balance on this note is $6,484.

NOTE 5 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

In November 2001, the Company signed an unsecured promissory note in the amount of $400,000 with a third party who has since become the Company's chief executive officer for $400,000, which was later amended increased to $800,000. The note has an amended maturity date of August 8, 2002. However, as of October 24, 2003, the note has not been repaid and is due on demand basis. As of July 31, 2003, the Company has a balance of $674,774 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest for this note totaled $77,519 as of July 31, 2003. Interest expense on the note payable above totaled $55,053 and $22,466 for the years ended July 31, 2003 and 2002, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of July 31, 2003:

         Convertible debentures, 7.5%                           $       75,000
         Secured subordinated convertible debentures, 8%             1,334,511
                                                                ---------------

                                                                $    1,409,511
                                                                ===============

The 7.5% convertible debentures matured on October 15, 1999; the Company continues to accrue interest on these notes at 7.5% Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

During the fiscal year ended July 31, 2002, $640 of the 8% convertible debentures including related accrued interest of $73 were converted into 222,619 shares of common stock at $0.0032 per share in accordance with debenture agreement.

In fiscal 2002 debentures totaling $2,050,000 plus accrued interest of $278,691, and a short-term loan of $175,000 plus accrued interest of $12,250 were released in exchange for the Company's patents with a book value of $37,187 and 7,000,000 shares of common stock (with a value of $35,000 based upon the closing price of the stock on the date of issuance). This resulted in a gain on extinguishment of debt totaling $2,443,754 during the year ended July 31, 2002 in the accompanying statement of operations (see Note 2).

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company accrues interest at a 20% default interest rate on these debentures. These debentures are convertible, at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of July 31, 2003.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock
------------

The Company issued 15,163,500 shares of common stock for services rendered valued $75,164 during fiscal 2002. All shares issued were recorded at the closing price at date of issuance.

During fiscal 2003, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of the stock on the date of issuance) to a former employee in connection with settlements for both payroll and legal fees. (see Note 2).

----------------------------------------

During fiscal 2002, the Company issued 10,035,000 shares of common stock and committed to issue 4,115,596 shares of common stock valued at $68,424 (based on the closing price of the stock on the date of issuance/commitment) to employees/officers for settlement of debt and the obligations, resulting in a gain on extinguishment of debt and other obligations (see Note 2). In addition, the Company cancelled options granted to these employees totaling 3,198,500 shares as part of the settlement.

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

See Note 6 for conversions of convertible debentures into common stock.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of November 12, 2003.

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

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2003, there is no Series B Stock issued and outstanding.

----------------------------------------

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2003, there is no Series C Stock issued and outstanding.

Stock Option Plans
------------------

The Company has adopted the 1993 Incentive Stock Option Plan ("Incentive Plan") and the 1993 Non-Statutory Stock Option Plan ("Non-Statutory Plan") to grant options to purchase up to a maximum of 10% of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to only employees under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the common stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten- percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expired in December 2002.

Activities involving the plans are summarized as follows:

                                                                           Weighted
                                                                            Average                Exercise
                                                       Number of         Exercise Price           Price Per
                                                         Shares             Per Share               Share
                                                     --------------      --------------        ----------------
         Outstanding and exercisable at
           July 31, 2001                                 2,157,750       $        0.24         $   0.12 - 0.75
           Granted                                               -                   -                       -
           Exercised                                             -                   -                       -
           Canceled                                     (1,481,000)               0.15             0.12 - 0.75
                                                     --------------      --------------        ----------------

         Outstanding and exercisable at
           July 31, 2002                                   676,750               0.365             0.12 - 0.75

           Granted                                               -                   -                       -
           Exercised                                             -                   -                       -
           Canceled                                       (158,500)               0.75                    0.75
                                                     --------------      --------------        ----------------

         Outstanding and exercisable at
           July 31, 2003                                   518,250       $        0.25         $    012 - 0.75
                                                     ==============      ==============        ================

----------------------------------------

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the exercise price of the options. However, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in compensation expense for these options. As of July 31, 2003, no additional compensation expense is required as the fair value of the stock is less than $0.25 per share.

The following summarizes information about stock options outstanding and exercisable under stock option plans at July 31, 2003:

                                                             Weighted Average
                                                           Remaining Contractual
               Exercise Prices       Number of Shares          Life (Years)
               ---------------       ----------------          ------------
                     $0.12                175,000                  6.10
                     $0.25                300,500                  4.02
                     $0.75                 42,750                  0.46
                                     ----------------
                                          518,250
                                     ================

Activities involving options and warrants not covered by the plans are summarized as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise              Exercise
                                                       Number of             Price Per             Price Per
                                                         Shares                Share                 Share
                                                     --------------        -------------         --------------
         Outstanding and exercisable at
           July 31, 2001                                11,668,557         $       0.66          $  0.004-4.06
             Granted                                             -                    -                      -
             Exercised                                           -                    -                      -
             Canceled                                   (3,795,175)                0.86              0.12-4.06
                                                     --------------        -------------         --------------

         Outstanding and exercisable at
           July 31, 2002                                 7,873,382                 0.48             0.004-3.50
             Granted                                             -                    -                      -
             Exercised                                           -                    -                      -
             Canceled                                   (1,088,232)                0.60             0.125-3.50
                                                     --------------        -------------         --------------

         Outstanding and exercisable at
           July 31, 2003                                 6,785,150         $       0.46          $  0.004-3.50
                                                     ==============        =============         ==============

----------------------------------------

In addition, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2003.

The following table summarizes information about non-plan stock options and warrants outstanding and exercisable at July 31, 2003:

                                                         Weighted Average
                                                       Remaining Contractual      Weighted Average
 Range of Exercise Prices       Number of Shares           Life (Years)            Exercise Price
 ------------------------       ----------------           ------------            --------------
     $0.004 - $0.50                 4,119,150                   4.00                    $0.11
      $0.75 - $0.98                 1,770,000                   1.09                     0.75
      $1.00 - $1.88                   816,000                   2.64                     1.35
      $2.12 - $3.50                    80,000                   1.84                     2.78
                                ----------------
                                    6,785,150
                                ================

Stock Subscriptions
-------------------

As of July 31, 2003, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has $130,800 due to related parties that is unsecured, due on demand, and bears no interest. During fiscal 2002, the Company entered a settlement of an amount due to a related party of $339,433 (see Note 2). Also see Note 5 for the related party notes payable.

----------------------------------------------

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event ATG does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2003. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2003, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2003 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 9 - INCOME TAXES
---------------------

A provision for income taxes of $1,000 (representing minimum state taxes) was recorded in fiscal years 2003 and 2002, respectively.

Net temporary differences that give rise to deferred tax assets recognized in the balance sheet are as follows:

         Deferred tax assets:
              Net operating loss carryforward                $    21,450,000
              Other                                                  350,000
              Valuation allowance                                (21,800,000)
                                                             ----------------

         Net deferred tax asset                              $            --
                                                             ================

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain. The deferred tax valuation allowance increased by $202,000 and decreased by $533,000 during fiscal years 2003 and 2002, respectively.

--------------------------------

As of July 31, 2003, the Company has approximately $52,700,000 of federal operating loss carryforwards that will expire in fiscal years ending 2006 through 2023 and approximately $26,000,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2004 through 2010. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for fiscal 2002 and 2003 and the tax provision/benefit determined by multiplying the Company's pre-tax income/loss by the federal statutory rate is due primarily to a change in the valuation allowance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Litigation
----------

The Company is involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For the years ended July 31, 2003 and 2002, rent expense totaled $23,253 and $73,695, respectively.

Contingency
-----------

On October 31, 2001, the Company received a letter of commitment for additional funding from a third party. Per the letter of commitment, the Company will receive an equity line funding facility up to $10,000,000. The first $1,000,000 will be in the form of convertible debentures and the remaining $9,000,000 will be pursuant to an equity line facility. The convertible debentures will be issued as a convertible note with a conversion price at 20% discount to the market price, as defined within the commitment. As of July 31, 2003, the Company has not borrowed any money under this commitment.

In December 2001, the Company settled complaints between the Company and various related parties. In exchange for the release of the lawsuits, the Company has agreed to release technology rights to the coherent particle beam ("Baser"). The Company will receive 10% of any future net profits derived from the Baser technology sales.

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 11 - MAJOR CUSTOMERS
-------------------------

The Company sells a substantial portion of its technology products to certain customers. During fiscal 2002, the Company's sales to one customer approximated 48% of total sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed by the CEO and CFO of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our CEO and acting CFO, concluded that our disclosure controls and procedures were effective as of July 31, 2003. There have been no significant changes in our internal control over financial reporting in the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Director and Executive Officer of the Company as of November 12, 2003 is listed below, together with brief accounts of his business experience and certain other information.

Name              Age        Present Office or Position       Year First Appointed Director
----              ---        --------------------------       -----------------------------
Dr. Gary Fromm    69          Chairman of the Board of                    2002
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the fiscal years ended July 31, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                             Other
                                                          Compensation
                                                          ------------

Name & Principal Position     Year   Annual Salary       Restricted Stock
-------------------------     ----   -------------       ----------------
    Dr. Gary Fromm*           2003         0                         0
                              2002         0                15,000,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 12, 2003 concerning the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group:

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

(2) The address of this person is c/o ATG, P.O. Box 90, Monrovia, CA 91016.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2001, we entered into a loan agreement with Dr. Gary Fromm a third party at the time who has since become our chief executive officer for $400,000, which was subsequently extended to $800,000. The note is due on demand. As of November 1, 2003, we have a balance of $674,774 plus accrued interest of $77,319. Borrowings bear interest at 9% per annum with interest compounded monthly.

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

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4 Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

10.1         1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock
             Option Plan (1)

21           List of Subsidiaries of the Registrant. (7)

23           Consent of Corbin & Company LLP.

31.1         Officer's Certification Pursuant to Section 302.

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: November 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          NOVEMBER 13, 2003
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER