Form 10QSB
period 2003-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2003-12-18
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of December 15, 2003 the registrant had 99,776,704 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of October 31, 2003 (unaudited) and July
         31, 2003                                                             1

         Statements of Operations (unaudited) for the three months
         ended October 31, 2003 and October 31, 2002                          2

         Statements of Cash Flows (unaudited) for the three months
         ended October 31, 2003 and October 31, 2002                          3

         Notes to Financial Statements                                        4

ITEM 2   Management's Discussion and Analysis                                 7

ITEM 3   Controls and Procedures                                              9

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings                                                   10

ITEM 2   Changes in Securities                                               10

ITEM 3   Defaults Upon Senior Securities                                     10

ITEM 4   Submission to a Vote of Security Holders                            10

ITEM 5   Other Information                                                   10

ITEM 6   Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   11


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


                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                             BALANCE SHEETS

                                   October 31, 2003 and July 31, 2003


                                                                           OCTOBER 31,        JULY 31,
ASSETS                                                                         2003             2003
                                                                           -------------   -------------
                                                                            (UNAUDITED)

Current assets:
     Cash and cash equivalents                                             $      1,435    $      2,361
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 at October 31, 2003
       and July 31, 2003                                                         15,000          15,000
     Inventories, net                                                             6,263           6,372
     Other current assets                                                         1,343           1,343
                                                                           -------------   -------------
         Total current assets                                              $     24,041    $     25,076
                                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $    862,399    $    858,899
     Accrued interest payable                                                   620,381         536,617
     Accrued payroll and related liabilities                                    435,145         438,273
     Amounts due to related party                                               130,300         130,800
     Notes payable                                                                5,678           6,984
     Notes payable - related party                                              714,774         674,774
     Convertible debentures                                                   1,409,511       1,409,511
                                                                           -------------   -------------
         Total current liabilities                                            4,178,188       4,055,858
                                                                           -------------   -------------
Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,000 shares authorized; 378,061 shares issued and
       outstanding                                                                  378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                   --              --
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                               --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at October 31, 2003 and July 31, 2003 and 4,115,596 shares committed but not
       issued as of October 31, 2003 and July 31, 2003                          103,892         103,892
     Additional paid-in capital                                              52,941,367      52,941,367
     Stock subscriptions                                                          6,750           6,750
     Accumulated deficit                                                    (57,206,534)    (57,083,169)
                                                                           -------------   -------------
         Total stockholders' deficit                                         (4,154,147)     (4,030,782)
                                                                           -------------   -------------
                                                                           $     24,041    $     25,076
                                                                           =============   =============


                The accompanying notes are an integral part of these financial statements

                                                   1


                          AMERICAN TECHNOLOGIES GROUP, INC.

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                For The Three Months Ended October 31, 2003 and 2002


                                                         OCTOBER 31,    OCTOBER 31,
                                                           2003            2002
                                                       -------------   -------------
Revenues:
     Technology rights                                 $      1,214    $      2,863
                                                       -------------   -------------
Operating expenses:
     General and administrative                              40,706          77,003
     Marketing and product development                          109           1,944
                                                       -------------   -------------
         Total operating expenses                            40,815          78,947
                                                       -------------   -------------

Other expense -
     Interest expense                                       (83,764)        (39,758)
                                                       -------------   -------------
Net loss                                               $   (123,365)   $   (115,842)
                                                       =============   =============
Basic and fully diluted net loss per common share      $     (0.001)   $     (0.001)
                                                       =============   =============
Weighted average number of common shares
  outstanding - basic and diluted                        99,776,704      99,451,704
                                                       =============   =============



      The accompanying notes are an integral part of these financial statements

                                         2


                                AMERICAN TECHNOLOGIES GROUP, INC.

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                       For The Three Months Ended October 31, 2003 and 2002

                                                                          OCTOBER 31,  OCTOBER 31,
                                                                             2003         2002
                                                                          ----------   ----------

Cash flows from operating activities:
     Net loss                                                             $(123,365)   $(115,842)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Changes in operating assets and liabilities:
              Inventories                                                       109        1,944
              Accounts payable and accrued liabilities                       84,136       55,901
                                                                          ----------   ----------
         Net cash used in operating activities                              (39,120)     (57,997)
                                                                          ----------   ----------
Cash flows from financing activities:
     Payments on notes payable                                               (1,306)      (1,736)
     Payments of amounts due to related parties                                (500)          --
     Proceeds from notes payable - related party                             40,000       64,453
                                                                          ----------   ----------
     Net cash provided by financing activities                               38,194       62,717
                                                                          ----------   ----------
Net change in cash and cash equivalents                                        (926)       4,720

Cash and cash equivalents, beginning of period                                2,361          610
                                                                          ----------   ----------
Cash and cash equivalents, end of period                                  $   1,435    $   5,330
                                                                          ==========   ==========





            The accompanying notes are an integral part of these financial statements

                                                3

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2003 and 2002


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003.

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

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at October 31, 2003, has a working capital deficit of $4,154,147, and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 902,848,000 and 380,982,500 for the three months ended October 31, 2003 and 2002, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2003 and 2002



NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
-----------------------------------------------------------------------
CONTINUED
---------

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 in these financial statements. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

At October 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, and related interpretations. During the three months ended October 31, 2003 and 2002, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of October 31, 2003, the Company has a balance of $714,774 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2003 and the first quarter of 2004. Accrued interest for this note totaled $93,151 as of October 31, 2003.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2003 and 2002


NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of October 31, 2003:

         Convertible debentures, 7.5%                          $     75,000
         Secured subordinated convertible debentures, 8%          1,334,511
                                                               -------------
                                                               $  1,409,511
                                                               =============

The 7.5% convertible debentures matured on October 15, 1999; the Company continues to accrue interest on these notes at 7.5%. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's Common Stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company accrues interest at a 20% default interest rate on these debentures. These debentures are convertible, at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of October 31, 2003.

NOTE 5 - CAPITAL STOCK
----------------------

Stock Subscriptions
-------------------

As of October 31, 2003, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of December 16, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As reported in our prior public reports, the Company largely had ceased operations during 2002 and had begun focusing efforts on restructuring and refinancing. In 2003 and 2002, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities to strengthen the Company's financial position.

American Technologies Group, Inc., a Nevada corporation (the "Company" or "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in two core technology areas: 1. Catalyst Technology, and
2. Water Purification. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases elimiate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company's proprietary catalyst technology including detergents and cosmetics. The water pruification technology is currently being developed into a consumer distiller.

The Company's efforts with its proprietary catalyst technology have yielded commercial applications including The Force(R) airborne combustion enhancers, fuel additives including a liquid aftermarket additive, a liquid bulk fuel additive and a two stroke engine additive, catalyst for gas turbines and diesel power generating plants.

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

                                                          October 31       October 31
RESULTS OF OPERATIONS:                                        2003            2002
REVENUE:
Technology rights                                       $      1,214    $      2,863
                                                        -------------   -------------

OPERATING EXPENSES:
General and Administrative                                    40,706          77,003
Marketing and Product Development                                109           1,944
                                                        -------------   -------------
            Total Operating Expenses                          40,815           78,947
                                                        -------------   -------------

OTHER EXPENSE --
Interest Expense                                             (83,764)        (39,758)
                                                        -------------   -------------

Net Loss                                                $   (123,365)   $    (115,842)
                                                        =============   =============

Basic and Fully Diluted Net Loss Per Common Share:      $    ($0.001)   $    ($0.001)
                                                        =============   =============

Weighted average number of common shares
      outstanding - basic and diluted                     99,776,704      99,451,704
                                                        =============   =============

Technology rights revenue decreased by $1,649 from $2,863 for the period ended October 31, 2002 to $1,214 for the period ended October 31, 2003 due to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by us. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2003 regardless of the considerable efforts expended by us.

A majority of our efforts during the past twelve months has been focused on stabilizing our financial situation, attempting to settle lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into.

                                                  October 31       July 31,
BALANCE SHEETS:                                      2003            2003

Current Assets                                   $     24,041    $     25,076
                                                 -------------   -------------
Current Liabilities                              $  4,178,188    $  4,055,858
                                                 -------------   -------------
Stockholders' Deficit                            $ (4,154,147)   $ (4,030,782)
                                                 -------------   -------------

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. We have also used debt to fund our operations. Until such time as we are able to generate significant cash flows from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations.

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

GOING CONCERN

Our independent public accountants have issued the following statement in their auditor's report included in the Company's July 31, 2003 Form 10-KSB; "Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2003, has a working capital deficit of $4,030,782, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."


ITEM 3 CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       As of October 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b)    CHANGES IN INTERNAL CONTROLS

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1     Certification by Chief Executive Officer and Chief Financial Officer
          pursuant to Sarbanes-Oxley Section 302:                                       Provided Herewith

32.1     Certification by Chief Executive Officer and Chief Financial Officer
          pursuant to 18 U.S. C. Section 1350:                                          Provided Herewith

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



Date: December 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          DECEMBER 18, 2003
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER