Form 10QSB
period 2004-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2004-03-22
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 22, 2004 the registrant had 99,776,704 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of January 31, 2004 (unaudited) and July
         31, 2003

         Statements of Operations (unaudited) for the three and six months ended January 31, 2004

         Statements of Cash Flows (unaudited) for the six months ended January 31, 2004

         Notes to Financial Statements

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

                                  AMERICAN TECHNOLOGIES GROUP, INC.

                                           BALANCE SHEETS

                                 January 31, 2004 and July 31, 2003


                                                                         JANUARY 31,     JULY 31,
ASSETS                                                                      2004           2003
                                                                       -------------   -------------
                                                                        (UNAUDITED)

Current assets:
     Cash and cash equivalents                                         $      2,442    $      2,361
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 and $1,465 at January 31, 2004
       and July 31, 2003, respectively                                           --          15,000
     Inventories, net                                                         6,232           6,372
     Other current assets                                                     1,343           1,343
                                                                       -------------   -------------
         Total current assets                                          $     10,017    $     25,076
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                  $    854,921    $    858,899
     Accrued interest payable                                               595,362         459,098
     Accrued interest payable - related party                               109,830          77,519
     Accrued payroll and related liabilities                                433,795         438,273
     Amounts due to related party                                           130,300         130,800
     Notes payable                                                            4,312           6,984
     Notes payable - related party                                          761,274         674,774
     Convertible debentures                                               1,409,511       1,409,511
                                                                       -------------   -------------
         Total current liabilities                                        4,299,305       4,055,858
                                                                       -------------   -------------
Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                              378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per
       share; none issued and outstanding                                        --              --
     Series C convertible preferred stock, $.001 par value;
       2,000 shares authorized; liquidation value of $1,000 per
       share; none issued and outstanding                                        --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at January 31, 2004 and July 31, 2003 and 4,115,596 shares committed
       but not issued as of January 31, 2004 and July 31, 2003              103,892         103,892
     Additional paid-in capital                                          52,941,367      52,941,367
     Stock subscriptions                                                      6,750           6,750
     Accumulated deficit                                                (57,341,675)    (57,083,169)
                                                                       -------------   -------------
         Total stockholders' deficit                                     (4,289,288)     (4,030,782)
                                                                       -------------   -------------
                                                                       $     10,017    $     25,076
                                                                       =============   =============

              The accompanying notes are an integral part of these financial statements

                                                 1


                                     AMERICAN TECHNOLOGIES GROUP, INC.

                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)

                        For The Three and Six Months Ended January 31, 2004 and 2003

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JANUARY 31,                      JANUARY 31,
                                              -----------------------------   -----------------------------
                                                  2004            2003             2004            2003
                                              -------------   -------------   -------------   -------------
Revenues:
     Technology rights                        $        974    $      1,769    $      2,188    $      4,632

Operating expenses:
     General and administrative                     51,304          75,420          92,010         152,423
     Marketing and product development                  --              --             109           1,944
                                              -------------   -------------   -------------   -------------
         Total operating expenses                   51,304          75,420          92,119         154,367
                                              -------------   -------------   -------------   -------------
Other (expense) income:
     Interest expense, net                         (68,132)        (28,384)       (136,264)        (56,805)
     Interest expense - related party              (16,679)        (12,871)        (32,311)        (24,208)
     Gain on settlement of payroll related
       obligations                                      --          29,510              --          29,510
                                              -------------   -------------   -------------   -------------
         Total other expense, net                  (84,811)        (11,745)       (168,575)        (51,503)
                                              -------------   -------------   -------------   -------------
Net loss                                      $   (135,141)   $    (85,396)   $   (258,506)   $   (201,238)
                                              =============   =============   =============   =============

Basic and diluted net loss per common share   $     (0.001)   $     (0.001)   $     (0.003)   $     (0.002)
                                              =============   =============   =============   =============

Weighted average number of common shares
  outstanding - basic and diluted               99,776,704      99,686,426      99,776,704      99,569,065
                                              =============   =============   =============   =============



                 The accompanying notes are an integral part of these financial statements

                                                     2


                                AMERICAN TECHNOLOGIES GROUP, INC.

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                        For The Six Months Ended January 31, 2004 and 2003

                                                                          JANUARY 31,  JANUARY 31,
                                                                             2004         2003
                                                                          ----------   ----------

Cash flows from operating activities:
     Net loss                                                             $(258,506)   $(201,238)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Gain on settlement of payroll related obligations                       --      (29,510)
         Provision for bad debts                                             15,000           --
         Changes in operating assets and liabilities:
              Inventories                                                       140        2,048
              Accounts payable and accrued liabilities                      160,119      112,270
                                                                          ----------   ----------
     Net cash used in operating activities                                  (83,247)    (116,430)
                                                                          ----------   ----------
Cash flows from financing activities:
     Proceeds from notes payable - related party                             86,500      132,618
     Payments on notes payable and related party debt                        (3,172)      (3,035)
                                                                          ----------   ----------
     Net cash provided by financing activities                               83,328      129,583
                                                                          ----------   ----------
Net increase in cash and cash equivalents                                        81       13,153

Cash and cash equivalents, beginning of period                                2,361          610
                                                                          ----------   ----------
Cash and cash equivalents, end of period                                  $   2,442    $  13,763
                                                                          ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:
     Stock issued for payment of accrued payroll and legal fees           $      --    $   1,138
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

          For The Three and Six Months Ended January 31, 2004 and 2003


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003.

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

The Company suspended substantive operations subsequent to July 31, 2001. Management is currently pursuing various options to obtain additional funding, including the sale of a majority equity position to investors with an alternative business plan.

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at January 31, 2004, has a working capital deficit of $4,289,288 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be able to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 1,171,142,500 and 1,938,823,750 for the six months ended January 31, 2004 and 2003, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2004 and 2003


NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
CONTINUED
--------------------------------------------------------------------------------

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. SFAS 148 amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in these financial statements. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

At January 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. During the six months ended January 31, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS 123, the Company's net loss would not have changed.

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of January 31, 2004 the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with its freestanding derivatives.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2004 and 2003


NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of January 31, 2004, the Company has a balance of $761,274 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2003 and the first two quarters of fiscal 2004. Accrued interest for this note totaled $109,830 as of January 31, 2004.

NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of January 31, 2004:

            Convertible debentures, 7.5%                            $    75,000
            Secured subordinated convertible debentures, 8%           1,334,511
                                                                    ------------
                                                                    $ 1,409,511
                                                                    ============

The 7.5% convertible debentures matured on October 15, 1999 and are in default; the Company continues to accrue interest on these notes at 7.5%. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's common stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company continues to accrue interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of January 31, 2004.

NOTE 5 - CAPITAL STOCK
----------------------

Stock Subscriptions
-------------------

As of January 31, 2004, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada, as of March 16, 2004.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2004 and 2003


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

American Technologies Group, Inc., a Nevada corporation (the "Company" of "ATG") was formed on September 27, 1988. The Company is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The Company concentrates its technology discovery and development processes in two core technology areas: 1. Catalyst Technology, and
2. Water Purification. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of the Company's proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller.

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

RESULTS FROM OPERATIONS
                                                     January 31,     July 31,
BALANCE SHEET:                                          2004           2003

Current Assets                                      $     10,017   $     25,076
                                                    -------------  -------------
Current Liabilities                                 $  4,299,305   $  4,055,858
                                                    -------------  -------------
Stockholders' Deficit                               $ (4,289,288)  $ (4,030,782)
                                                    -------------  -------------

                                                      Six Months    Six Months
                                                        Ended          Ended
                                                      January 31,   January 31,
RESULTS OF OPERATIONS:                                   2004          2003

REVENUE:
Technology rights                                   $      2,188   $      4,632
                                                    -------------  -------------

OPERATING EXPENSES:
General and Administrative                                92,010        152,423
Marketing Product Development                                109          1,944
                                                    -------------  -------------
            Total Operating Expenses                      92,119         154,367
                                                    -------------  -------------

OTHER EXPENSE                                           (168,575)       (51,503)
                                                    -------------  -------------

Net Loss Attributable to Common Stockholders        $   (258,506)  $   (201,238)
                                                    =============  =============

Basic and Fully Diluted Net Loss Per Common Share:  $     (0.003)  $     (0.002)
                                                    =============  =============

Weighted average number of common shares
      outstanding:                                    99,776,704     99,569,065
                                                    =============  =============


Technology rights revenue decreased by $2,444 from $4,632 for the six month period ending January 31, 2003 to $2,188 for the period ending January 31, 2004 and from $1,769 in the quarter ending January 31, 2003 to $974 in the quarter ending January 31, 2004 for a decrease of $795. These decreases were due generally to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2003 regardless of the considerable efforts expended by the Company.

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

GOING CONCERN

Our independent accountants have issued the following statement in their auditor's report in the Company's July 31, 2003 Form 10-KSB "Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2003, has a working capital deficit of $4,030,782, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."


ITEM 3 CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of January 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1     Certification by Chief Executive Officer and
         Chief Financial Officer pursuant to
         Sarbanes-Oxley Section 302:                           Provided Herewith

32.1     Certification by Chief Executive Officer and
         Chief Financial Officer pursuant to
         18 U.S.C. Section 1350:                               Provided Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN TECHNOLOGIES GROUP, INC.





                             BY: /S/ DR. GARY FROMM
                                 ------------------------------
                                 DR. GARY FROMM
                                 CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER



Date: March 22, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,            MARCH 22, 2004
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER