Form 10QSB
period 2004-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2004-06-21
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 18, 2004 the registrant had 99,776,704 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of April 30, 2004 (unaudited) and July 31, 2003

         Statements of Operations (unaudited) for the three and nine months ended April 30, 2004 and 2003

         Statements of Cash Flows (unaudited) for the nine months ended April 30, 2004 and 2003

         Notes to Financial Statements (unaudited)

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


                                  AMERICAN TECHNOLOGIES GROUP, INC.

                                           BALANCE SHEETS

                                  April 30, 2004 and July 31, 2003


                                                                         APRIL 30,       JULY 31,
ASSETS                                                                     2004            2003
                                                                       -------------   -------------
                                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $      4,300    $      2,361
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 and $1,465 at April 30, 2004
       and July 31, 2003, respectively                                           --          15,000
     Inventories, net                                                         6,193           6,372
     Other current assets                                                        --           1,343
                                                                       -------------   -------------
         Total current assets                                          $     10,493    $     25,076
                                                                       =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                  $    854,921    $    858,899
     Accrued interest payable                                               663,494         459,098
     Accrued interest payable - related party                               127,362          77,519
     Accrued payroll and related liabilities                                433,696         438,273
     Amounts due to related party                                           130,300         130,800
     Notes payable                                                            2,976           6,984
     Notes payable - related party                                          797,111         674,774
     Convertible debentures                                               1,409,511       1,409,511
                                                                       -------------   -------------
         Total current liabilities                                        4,419,371       4,055,858
                                                                       -------------   -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                              378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00
       per share; none issued and outstanding                                    --              --
     Series C convertible preferred stock, $.001 par value;
       2,000 shares authorized; liquidation value of $1,000 per
       share; none issued and outstanding                                        --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at April 30, 2004 and July 31, 2003 and 4,115,596 shares committed
       but not issued as of April 30, 2004 and July 31, 2003                103,892         103,892
     Additional paid-in capital                                          52,941,367      52,941,367
     Stock subscriptions                                                      6,750           6,750
     Accumulated deficit                                                (57,461,265)    (57,083,169)
                                                                       -------------   -------------
         Total stockholders' deficit                                     (4,408,878)     (4,030,782)
                                                                       -------------   -------------
                                                                       $     10,493    $     25,076
                                                                       =============   =============

              The accompanying notes are an integral part of these financial statements

                                                 3


                                     AMERICAN TECHNOLOGIES GROUP, INC.

                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)

                        For The Three and Nine Months Ended April 30, 2004 and 2003

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         APRIL 30,                       APRIL 30,
                                              -----------------------------   -----------------------------
                                                  2004            2003            2004            2003
                                              -------------   -------------   -------------   -------------
Revenues:
     Technology rights                        $      1,283    $      3,937    $      3,471    $      8,569

Operating expenses:
     General and administrative                     35,209          32,836         127,328         185,259
     Marketing and product development                  --              --              --           1,944
                                              -------------   -------------   -------------   -------------
         Total operating expenses                   35,209          32,836         127,328         187,203
                                              -------------   -------------   -------------   -------------
Other (expense) income:
     Interest expense, net                         (68,132)        (46,049)       (204,396)       (127,062)
     Interest expense - related party              (17,532)             --         (49,843)
     Gain on settlement of payroll related
       obligations                                      --              --              --          29,510
                                              -------------   -------------   -------------   -------------
         Total other expense, net                  (85,664)        (46,049)       (254,239)        (97,552)
                                              -------------   -------------   -------------   -------------

Net loss                                      $   (119,590)   $    (74,948)   $   (378,096)   $   (276,186)
                                              =============   =============   =============   =============

Basic and diluted net loss per common share   $     (0.001)   $     (0.001)   $     (0.003)   $     (0.003)
                                              =============   =============   =============   =============

Weighted average number of common shares
  outstanding - basic and diluted               99,776,704      99,776,704      99,776,704      99,638,101
                                              =============   =============   =============   =============


                 The accompanying notes are an integral part of these financial statements

                                                     4


                                AMERICAN TECHNOLOGIES GROUP, INC.

                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                        For The Nine Months Ended April 30, 2004 and 2003


                                                                           APRIL 30,    APRIL 30,
                                                                             2004         2003
                                                                          ----------   ----------
Cash flows from operating activities:
     Net loss                                                             $(378,096)   $(276,186)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Gain on settlement of payroll related obligations                       --      (29,510)
         Provision for bad debts                                             15,000           --
         Changes in operating assets and liabilities:
              Inventories                                                       179        2,144
              Other assets                                                    1,343           --
              Accounts payable and accrued liabilities                      245,684      145,817
                                                                          ----------   ----------
     Net cash used in operating activities                                 (115,890)    (157,735)
                                                                          ----------   ----------

Cash flows from financing activities:
     Proceeds from notes payable - related party                            122,337      169,768
     Payments on notes payable and related party debt                        (4,508)      (4,332)
                                                                          ----------   ----------
     Net cash provided by financing activities                              117,829      165,436
                                                                          ----------   ----------
Net increase in cash and cash equivalents                                     1,939        7,701

Cash and cash equivalents, beginning of period                                2,361          610
                                                                          ----------   ----------
Cash and cash equivalents, end of period                                  $   4,300    $   8,311
                                                                          ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:
     Stock issued for payment of accrued payroll and legal fees           $      --    $   1,138
                                                                          ==========   ==========

            The accompanying notes are an integral part of these financial statements

                                                5

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine months Ended April 30, 2004 and 2003


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003.

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

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at April 30, 2004, has a working capital deficit of $4,408,878 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be able to continue as a going concern.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 1,213,724,375 and 2,067,693,750 for the nine months ended April 30, 2004 and 2003, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine months Ended April 30, 2004 and 2003


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

At April 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. During the nine months ended April 30, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS 123, the Company's net loss would not have changed.

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of April 30, 2004 the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine months Ended April 30, 2004 and 2003


NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of April 30, 2004, the Company has a balance of $797,111 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2003 and the first three quarters of fiscal 2004. Accrued interest for this note totaled $127,362 as of April 30, 2004.

NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of April 30, 2004:

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

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company continues to accrue interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of April 30, 2004.

NOTE 5 - CAPITAL STOCK
----------------------

Stock Subscriptions
-------------------

As of April 30, 2004, the Company had not issued 15,000 shares of Common Stock owed for services rendered prior to July 31, 2000, valued at $6,750 which is included in stock subscriptions in the accompanying balance sheets.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada, as of June 14, 2004.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine months Ended April 30, 2004 and 2003


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

RESULTS FROM OPERATIONS

                                                           April 30,       July 31,
BALANCE SHEET:                                               2004            2003

Current Assets                                          $     10,493    $     25,076
                                                        -------------   -------------
Current Liabilities                                     $  4,419,371    $  4,055,858
                                                        -------------   -------------
Stockholders' Deficit                                   $ (4,408,878)   $ (4,030,782)
                                                        -------------   -------------

                                                          April 30,       April 30,
RESULTS OF OPERATIONS:                                       2004            2003

REVENUE:
Technology rights                                       $      3,471    $      8,569
                                                        -------------   -------------

OPERATING EXPENSES:
General and Administrative                                   127,328         185,259
Marketing Product Development                                     --           1,944
                                                        -------------   -------------
            Total Operating Expenses                         127,328         187,203
                                                        -------------   -------------


OTHER EXPENSE:                                              (254,239)        (97,552)
                                                        -------------   -------------

Net Loss Attributable to Common Stockholders            $   (378,096)   $   (276,186)
                                                        =============   =============

Basic and Fully Diluted Net Loss Per Common Share:      $    ($0.003)   $    ($0.003)
                                                        =============   =============

Weighted average number of common shares
      outstanding                                         99,776,704      99,638,101
                                                        =============   =============


Technology rights revenue decreased by $5,098 from $8,569 for the period ending April 30, 2003 to $3,471 for the period ending April 30, 2004 due generally to decreasing demand of products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the FY 2004 regardless of the considerable efforts expended by the Company.

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

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of April 30, 2004, the Company has a balance of $797,111 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest during fiscal 2003 and the first three quarters of fiscal 2004. Accrued interest for this note totaled $127,362 as of April 30, 2004.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at April 30, 2004, has a working capital deficit of $4,408,878, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. Our independent auditors indicated in their auditor's report for the year ended July 31, 2003 that these issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ITEM 3. CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       As of April 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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



Date: June 21, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          JUNE 21, 2004
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER