Form 10KSB
period 2004-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2004-11-16
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the fiscal year ended July 31, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $4,853. As of November 16, 2004, the registrant had 99,776,704 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $598,660 computed by reference to the average of the low bid and high ask prices on November 16, 2004.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
-------

As reported in our prior public reports, we largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2003, we successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

In fiscal year ended July 31, 2004, we have continued to explore possibilities for licensing and distributing the distiller for manufacture and sales in selected Asian markets. The same is true for the Force products, which still find interested customers both domestically and overseas. Efforts were underway to examine strengthening the distribution network so as to increase sales. The acquisition of new entities, technologies and products to create value for shareholders, too, was underway in the form of evaluating possible investments.

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

HISTORY
-------

American Technologies Group, Inc., a Nevada corporation ("we", "us" or "our company") was formed on September 27, 1988. We are engaged in the development, commercialization and sale of products and systems using patented and proprietary technologies. We concentrate our technology discovery and development processes in two core technology areas: 1. Catalyst Technology, and
2. Water Purification. The products resulting from development of the catalyst technology are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. Additionally, many commercial products may be improved and enhanced through the use of our proprietary catalyst technology including detergents and cosmetics. The water purification technology is currently being developed into a consumer distiller.

Our efforts with our proprietary catalyst technology have yielded commercial applications including The Force(R) airborne combustion enhancers, fuel additives including a liquid aftermarket additive, a liquid bulk fuel additive and a two stroke engine additive, catalyst for gas turbines and diesel power generating plants, Screen Magic and household cleaning and personal care products; however, there can be no assurance that these products will be commercially successful. When used on monitors, TV screens and other surfaces, Screen Magic cleans the surface and prevents the buildup of static electricity for extended periods, thus preventing dust from collecting on the surface. In the water purification area, our low temperature vacuum distillation system is undergoing tooling design for a home use version.

BUSINESS STRATEGY
-----------------

Our focus was the promotion and sale of products. Certain of the products were being promoted though traditional media channels while others were being marketed through strategic alliances and opportunities with companies having existing structures and programs in the promotion, marketing and sale of products related or similar to those of ours. We have worked diligently to attempt to validate the two core technologies and develop and sell products utilizing those technologies. The catalyst technology has been validated and products are ready for sale, however consumer acceptance is limited and the infomercial in the U.S. and Japan has not been very successful. With regard to the distiller technology, we have built four prototypes. The last prototype proves that this product can be a viable product for the consumer market. Because of what appears to be the limited commercial value of these technologies, we believe that it is in our shareholders' best interest to look for acquisitions to bring additional revenue potential to us and value to the shareholder.

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

CORE TECHNOLOGIES
-----------------

CATALYST TECHNOLOGY
-------------------

During 2002 we entered into a settlement agreement with a note holder to extinguish $2,443,752 in exchange for 7,000,000 shares of common stock and the rights and patents to the catalyst technology. We currently have an oral agreement to market such technology.

                                   BACKGROUND
                                   ----------

After more than six years of self-funded research utilizing our own laboratory along with facilities at the University of California, Los Angeles, and Zhongshan University in China, among others, our scientists have developed commercial and industrial products from our proprietary catalyst.

Our catalyst results from a proprietary process which produces water solutions that are believed to contain water clusters which are stable at high temperature. We can produce different kinds of water solutions for different applications.

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

We continue to identify catalyst variants and define potential commercial applications, as well as perform its own tests on commercial applications of the technology. Potential customers also conduct independent tests on the products.

Dr. Selim Senkan, Chairman of the UCLA Department of Chemical Engineering, studied the effects of certain catalyst solutions on carbon reduction in internal combustion engines. His efforts identified an application of the catalyst solution as a fuel additive for carbon reduction. It is believed that the catalyst is particularly effective in hydrocarbon applications.

In some of these areas, substantial validation and testing is still required to develop marketable products; in others, the products are ready for sale. In the bulk fuel market, large potential users generally require testing on their own prior to making any decisions concerning wide-scale adoption of the catalysts. It is our present marketing strategy to apply the technology to existing products with expectations of improving those products to competitive advantage. There can be no assurance that the catalyst technology will perform in a commercially viable manner in all of the applications discussed and even if such applications are commercialized, that they will be accepted in the marketplace.

AUTOMOTIVE COMBUSTION AIR ENHANCEMENT PRODUCTS
----------------------------------------------

The Force is an automotive aftermarket product that utilizes the catalyst technology. By the delivery of the combustion enhancer through the airstream into an engine, independent tests indicate that The Force produces a more complete combustion of the fuel within the engine. The Force combines our proprietary combustion enhancer with our patented delivery system. The Force airborne combustion enhancer is placed in the engine's air filter housing. The delivery system releases the combustion enhancer into the incoming air stream of the engine, where it enhances fuel combustion. With more complete combustion, fewer carbon deposits occur and the engine operates more efficiently.

Several studies, some of which have been paid for by us, have shown that The Force produces a more complete combustion of petroleum fuels in internal combustion engines. The studies were not side-by-side comparisons with other products, but, rather, tested the effects of the catalyst against a baseline in which no enhancing agents were introduced into the combustion process. The most recent study was completed in October 2000. This study was conducted at our expense by Automotive Testing and Development Services, Inc., an independent laboratory which tests according to procedures approved by the California Air Resources Board and the US Environmental Protection Agency. Automotive Testing and Development Services has consistently ranked among the very top independent test laboratories in the annual California Air Resource Board sponsored round-robin correlation test.

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

MARKETING
---------

Because of the high cost of gasoline in Europe and Asia, we believe these areas are excellent markets for The Force and we were attempting to make inroads in these markets. Domestically, a full one-half hour infomercial has been produced and tested with limited results. We have attempted to develop a national network of professional manufacturers' representatives to ensure that The Force is found on retail shelves nationwide.

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

COMPETITION
-----------

There are a substantial number of different after market combustion enhancement products on the market, particularly liquid fuel additives. We are not aware of any other airborne combustion enhancer similar to The Force. If we introduce a liquid fuel additive, it may face substantial competition from numerous products and companies with significantly greater financial and other resources. However, our products are water based and environmentally benign, and management believes that if The Force gains wider name recognition and acceptance, gaining market acceptance of other products containing the catalyst will be easier.

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

REGULATION
----------

The sale of aftermarket automobile devices is subject to regulation by California Air Resources Board (CARB) and similar agencies in other states. We conducted studies establishing the non-toxicity and non-polluting nature of The Force and received CARB Executive Order No. D339 which permits sale of The Force in California. By this order, CARB does not confirm the effectiveness of The Force. As CARB's requirements are among the most stringent in the nation, CARB's Executive Order number is normally accepted in all states. We spent approximately $25,000 in connection with obtaining CARB's Executive Order Number D339. In May 1994, The Force was registered with the EPA in accordance with the regulations for the Registration of Fuels and Fuel Additives. We do not anticipate any negative effects from compliance with current or future EPA or State regulations.

CATALYST ADDITIVES FOR HYDROCARBON FUELS
----------------------------------------

We have developed a proprietary liquid catalyst/enhancer which has diverse applications in enhancing combustion of hydrocarbon fuels of all types. It is also compatible with many existing chemical processes without requiring retrofit or modification to current plant equipment. Further, because it is water-based, it is environmentally friendly.

The catalyst, as a liquid fuel additive for bulk fuels, is being marketed internationally. Although we have agreements for the sale of some of our catalyst products, no assurance can be given that sales will result from these agreements.

REGULATION
----------

The EPA requires registration of all additives used in gasoline and diesel fuel in motor vehicles in accordance with the requirements of the Fuels and Alcohol Registration law. All manufacturers of additives for motor vehicle fuels must register the additive before commercial sale of the additive. We have registered its F420 gasoline fuel additive with the EPA. We do not anticipate any negative effects from compliance with current or future EPA or state environmental regulations. Under certain circumstances, registrants of fuel additives are required to provide health information and conduct toxicity testing, individually or in groups, unless exempted by certain small business provisions. We do not anticipate that its fuel additive will be subject to this testing. However, the F420 additive was subjected to testing which confirmed that the additive does not cause cell mutation and is not carcinogenic.

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

HOUSEHOLD CLEANING AND PERSONAL CARE PRODUCTS AND OTHER APPLICATIONS
--------------------------------------------------------------------

As a component of personal care and household products, one of our catalysts is particularly effective in the enhancement of detergency and enzyme activity. Our cosmetic products all contain 51% cold pressed aloe gel, known for is favorable enzymatic activity. The home care products take advantage of the detergency-enhancing characteristics of the catalyst.

To date, these products have not been aggressively marketed by us. We have entered into a joint marketing venture for certain personal care and household products. The party responsible for developing the distribution network was unsuccessful and the venture failed. At the present time, we are focusing our limited resources on marketing other products, although it is exploring alternative distribution channels for these products.

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

Our distiller, however, through a proprietary method, achieves the advantages of vacuum distillation without requiring the need for expensive and noisy vacuum pumps. As a result, this distiller virtually eliminates scale buildup and also avoids the extra costs and unreliability of a vacuum pump or air injector. The simplicity of this design is intended to keep repair and maintenance costs to a minimum. The distiller allows the home user the advantages of low temperature vacuum distillation at an affordable price in a unit that is simple and easy to maintain.

The distiller can remove over 99% of sediment, dissolved solids, particles, salts and heavy metals such as lead, copper and arsenic. Additionally, the distiller can be combined with a carbon post-filter to remove volatile organic compounds from the water to improve taste.

We are in discussions on licensing the distiller to a Japanese manufacturer to market in specific markets.

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

We have applied for a number of patents covering a vacuum distiller and catalyst technologies.

All of our products currently offered for sale are protected by patents, patent applications or are maintained as trade secrets in the U.S. There is also no assurance that, despite efforts to avoid doing so, our products do not infringe on the intellectual property rights of others.

RESEARCH AND DEVELOPMENT
------------------------

We did not incur any research and development expenses during each of the years ended July 31, 2004 and 2003.

EMPLOYEES
---------

As of November 16, 2004, the Company had one full-time employee, no part-time employees and one contractor.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases a 1,500 square foot warehouse space at $1,500 per month in Monrovia, California from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.
-------------------

Our Common Stock, "ATEG," has been trading on the Pink Sheets since December 2001 and was traded in the over-the-counter bulletin board since August 24, 1994, prior to being delisted. The following quotations represent interdealer prices, without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. The information was obtained from Yahoo Finance Historical Quotes and Sharpcharts.

              PERIOD                                  HIGH BID       LOW BID
              ------                                  --------       -------

November 1, 2002 - January 31, 2003                   $   0.0469     $   0.0156

February 1, 2003 - April 30, 2003                     $   0.0156     $   0.001

May 1, 2003 - July 31, 2003                           $   0.0150     $   0.004

August 1, 2003 - October 31, 2003                     $   0.0100     $   0.000

November 1, 2003 - January 31, 2004                   $   0.0100     $   0.000

February 1, 2004 - April 30, 2004                     $   0.0300     $   0.000

May 1, 2004 - July 31, 2004                           $   0.0100     $   0.000

August 1, 2004 - October 31, 2004                     $   0.0166     $   0.0033

HOLDERS
-------

We have only one class of common equity, the Common Stock. As of November 16, 2004, there were 1,048 record holders of our Common Stock.

DIVIDENDS
---------

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore. We currently intend to retain future earnings, if any, to fund its operations and development and do not anticipate paying dividends in the foreseeable future.

At such time as dividends may be declared, our Series A Convertible Preferred Stock is entitled to receive a dividend 10% higher than that paid on the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

As reported in our prior public reports, we largely ceased operations during the fiscal year 2001 and began focusing efforts on restructuring and refinancing. In 2004 and 2003, we successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

During 2002, we entered into various settlement agreements with note holders, employees and vendors. The summary of the related debt extinguishments is as follows:

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
                                                                    ------------

                                                                    $ 3,307,317
                                                                    ============

During 2003, we entered into a settlement agreement with a
former employee regarding accrued payroll of $86,219 in
exchange for 325,000 shares of common stock valued at
$1,138 and agreement to be paid $64,398.                            $    20,683
                                                                    ============

We will continue to explore possibilities for licensing and distributing the distiller for manufacture and sales in selected Asian markets. The same is true for the Force products, which still find interested customers both domestically and overseas. Efforts will be underway to examine strengthening the distribution network so as to increase sales. The acquisition of new entities, technologies and products to create value for shareholders, too, will be underway in the form of evaluating possible investments.

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


                                                                                  YEARS ENDED JULY 31,
                                                                         ----------------------------------------
                                                                              2004                    2003
                                                                         ----------------        ----------------
Revenues:
     Technology products and licensing fees                              $        4,853          $        10,262
                                                                         ---------------         ----------------
         Total revenues                                                           4,853                   10,262
                                                                         ---------------         ----------------

Operating expenses:
     General and administrative                                                 144,630                  238,647
     Cost of sales                                                                4,288                    4,206
                                                                         ---------------         ----------------
         Total operating expenses                                               148,918                  242,853
                                                                         ---------------         ----------------

Other income (expense):
     Interest expense, net                                                     (272,527)                (234,810)
     Interest expense - related party                                           (67,795)                 (56,683)
     Loss on disposal of obsolete inventory                                           -                   (3,608)
     Gain on extinguishment of debt and other obligations                             -                   20,683
                                                                         ---------------         ----------------
         Total other income (expense)                                          (340,322)                (274,418)
                                                                         ---------------         ----------------

Net loss                                                                 $     (484,387)         $      (507,009)
                                                                         ===============         ================

Basic and diluted net loss per common share                            $       (0.005)         $        (0.005)
                                                                         ===============         ================

Weighted average number of common shares outstanding:
     Basic                                                                   99,776,704               99,672,526
                                                                        ================         ================
      Diluted                                                                99,776,704              99,672,526
                                                                        =================        ================

Total product and licensing revenue decreased by $5,409 from $10,262 in fiscal 2003 to $4,853 in fiscal 2004 due generally to decreasing demand for products. The marketing and promotion plan for The Force has been more difficult than anticipated and taken significantly longer to implement than foreseen by management. Without sufficient funds to conduct a targeted advertising campaign and product launch, it is extremely difficult to gain product awareness and generate sales. Such funds were very difficult to obtain during the fiscal year ended 2004 regardless of efforts expended by us.

Net loss decreased by $22,622 from a loss of $(507,009) in fiscal 2003 to $(484,387) in fiscal 2004. The decrease in operating loss is principally attributable to further efforts to reduce costs.

Our cash used in operations decreased by $49,855 from $196,204 in fiscal 2003 to $146,349 in fiscal 2004.

At July 31, 2004, total current assets were $8,197, $16,879 less than the $25,076 in assets at July 31, 2003.

A majority of our efforts during the past twelve months has been exploring possibilities for finding merger candidates and other new lines of business for the Company.

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

GOING CONCERN

Our independent accountants have issued the following statement in their auditor's report "Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2004, has a working capital deficit of $4,515,169, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."

ITEM 7. FINANCIAL STATEMENTS.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To American Technologies Group, Inc.:

We have audited the accompanying balance sheet of American Technologies Group, Inc., a Nevada corporation (the "Company") as of July 31, 2004, and the related statements of operations, stockholders' deficit equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2004, has a working capital deficit of $4,515,169, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                       /s/ CORBIN & COMPANY, LLP

Irvine, California
October 26, 2004


                                                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                                                                        BALANCE SHEET
=====================================================================================================

                                                                                        JULY 31, 2004
ASSETS                                                                                  -------------
Current assets:
     Cash                                                                               $      5,531
     Accounts receivable, net of allowance for doubtful accounts of $1,465                        --
     Inventories, net                                                                          2,666
                                                                                        -------------

         Total current assets                                                           $      8,197
                                                                                        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                                     $    861,596
     Accrued interest payable - convertible debentures                                       731,625
     Accrued interest - related party                                                        145,314
     Accrued payroll and related liabilities                                                 413,243
     Amounts due to related parties                                                          130,800
     Note payable - related party                                                            831,277
     Convertible debentures                                                                1,409,511
                                                                                        -------------
         Total current liabilities                                                         4,523,366
                                                                                        -------------

Commitments and contingencies

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value; 10,000,000
       shares authorized; 378,061 shares issued and outstanding                                  378
     Series B convertible preferred stock, $.001 par value; 500,000 shares authorized; liquidation value at $8.00 per share; none issued and outstanding - Series C convertible preferred stock, $.001 par value; 2,000 shares
       authorized; liquidation value at $1,000 per share; none issued and outstanding             --
     Common stock, $.001 par value; 1,000,000,000 shares authorized,
       99,776,704 shares issued and outstanding and 4,115,596 shares committed but
       not yet issued                                                                        103,892
     Additional paid-in capital                                                           52,941,367
     Stock subscriptions                                                                       6,750
     Accumulated deficit                                                                 (57,567,556)
                                                                                        -------------
         Total stockholders' deficit                                                      (4,515,169)
                                                                                        -------------

                                                                                        $      8,197
                                                                                        =============

-----------------------------------------------------------------------------------------------------
                                                                 SEE INDEPENDENT AUDITORS' REPORT AND
                                                           ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 13


                                                        AMERICAN TECHNOLOGIES GROUP, INC.

                                                                 STATEMENTS OF OPERATIONS
=========================================================================================

                                                                  YEARS ENDED JULY 31,
                                                            -----------------------------
                                                                2004            2003
                                                            -------------   -------------
Revenues:
     Technology products and licensing fees                 $      4,853    $     10,262
                                                            -------------   -------------
         Total revenues                                            4,853          10,262
                                                            -------------   -------------

Operating expenses:
     General and administrative                                  144,630         238,647
     Cost of sales                                                 4,288           4,206
                                                            -------------   -------------
         Total operating expenses                                148,918         242,853
                                                            -------------   -------------

Other income (expense):
     Interest expense - convertible debentures                  (272,527)       (234,810)
     Interest expense - related party                            (67,795)        (56,683)
     Loss on disposal of obsolete inventory                           --          (3,608)
     Gain on extinguishment of debt and other obligations             --          20,683
                                                            -------------   -------------
         Total other expense                                    (340,322)       (274,418)
                                                            -------------   -------------

Net loss                                                    $   (484,387)   $   (507,009)
                                                            =============   =============

Basic and diluted net loss per common share                 $     (0.005)   $     (0.005)
                                                            =============   =============

Weighted average number of common shares outstanding:
     Basic and Diluted                                        99,776,704      99,672,526
                                                            =============   =============

-----------------------------------------------------------------------------------------
                                                     SEE INDEPENDENT AUDITORS' REPORT AND
                                               ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           14


                                                                                                   AMERICAN TECHNOLOGIES GROUP, INC.

                                                                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                          FOR THE YEARS ENDED JULY 31, 2004 AND 2003
====================================================================================================================================

                                              SERIES A CONVERTIBLE
                                                 PREFERRED STOCK                        COMMON STOCK
                                          -----------------------------  -------------------------------------------   ADDITIONAL
                                            NUMBER OF                     NUMBER OF      COMMITTED                       PAID-IN
                                             SHARES         PAR VALUE       SHARES         SHARES       PAR VALUE        CAPITAL
                                          -------------   -------------  -------------  -------------  -------------  -------------
Balance, June 1, 2002                          378,061   $        378     99,451,704      4,115,596   $    103,567   $ 52,940,554

Stock issued to former employee
  for unpaid payroll and legal fees                 --             --        325,000             --            325            813

Net loss                                            --             --             --             --             --             --
                                          -------------   -------------  -------------  -------------  -------------  -------------

Balance, July 31, 2003                         378,061            378     99,776,704      4,115,596        103,892     52,941,367

Net loss                                            --             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2004                         378,061   $        378     99,776,704      4,115,596   $    103,892   $ 52,941,367
                                          ============   ============   ============   ============   ============   ============

                                               STOCK
                                           SUBSCRIPTIONS    DEFICIT          TOTAL
                                           -------------  -------------   -------------

Balance, June 1, 2002                     $      6,750   $(56,576,160)   $ (3,524,911)

Stock issued to former employee
  for back payroll and legal fees                   --             --           1,138

Net loss                                            --       (507,009)       (507,009)
                                           -------------  -------------   -------------

Balance, July 31, 2003                           6,750    (57,083,169)     (4,030,782)

Net loss                                            --       (484,387)       (484,387)
                                          ------------   ------------    ------------

Balance, July 31, 2004                    $      6,750   $(57,567,556)   $ (4,515,169)
                                          ============   ============    ============

-------------------------------------------------------------------------------------
                                                 SEE INDEPENDENT AUDITORS' REPORT AND
                                           ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                         15


                                                     AMERICAN TECHNOLOGIES GROUP, INC.

                                                              STATEMENTS OF CASH FLOWS
======================================================================================

                                                                 YEARS ENDING JULY 31,
                                                               -----------------------
                                                                  2004         2003
                                                               ----------   ----------
Cash flows from operating activities:
     Net loss                                                  $(484,387)   $(507,009)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Provision of bad debts                                    15,000           --
        Gain on extinguishment of debt and other obligations          --      (20,683)
        Loss on disposal of obsolete inventory                        --        3,608
        Changes in operating assets and liabilities:
           Accounts receivable                                        --        5,071
           Inventories                                             3,706        2,606
           Other current assets                                    1,343        2,500
           Accounts payable and accrued liabilities              317,989      317,203
           Amounts due to related parties                             --          500
                                                               ----------   ----------

     Net cash used in operating activities                      (146,349)    (196,204)
                                                               ----------   ----------

Cash flows from financing activities:
     Proceeds from note payable - related party                  156,503      203,118
     Payments on note payable                                     (6,984)      (5,163)
                                                               ----------   ----------

     Net cash provided by financing activities                   149,519      197,955
                                                               ----------   ----------

Net increase in cash                                               3,170        1,751

Cash, beginning of year                                            2,361          610
                                                               ----------   ----------

Cash, end of year                                              $   5,531    $   2,361
                                                               ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
        Interest                                               $      --    $      --
                                                               ==========   ==========
        Income taxes                                           $     800    $     800
                                                               ==========   ==========

Supplemental disclosure of non-cash investing and
  financing activities:
     Stock issued as payment of unpaid payroll and legal fees  $      --    $   1,138
                                                               ==========   ==========

See accompanying footnotes for additional non-cash investing and financing activities.

--------------------------------------------------------------------------------------
                                                  SEE INDEPENDENT AUDITORS' REPORT AND
                                            ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                         16

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

We largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2003, we successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

In fiscal year ended July 31, 2004, we have continued to explore possibilities for licensing and distributing the distiller for manufacture and sales in selected Asian markets. The same is true for the Force products, which still find interested customers both domestically and overseas. Efforts were underway to examine strengthening the distribution network so as to increase sales. The acquisition of new entities, technologies and products to create value for shareholders, too, was underway in the form of evaluating possible investments.

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


Management's Plans
------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at July 31, 2004, has a working capital deficit of $4,515,169, is in default on its convertible debentures (see Note 5) and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Cash
----

Cash balances are maintained at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time, the Company has balances in banks that are in excess of the FDIC limit. At July 31, 2004, the Company does not have any cash balances in banks that are in excess of the FDIC limit.

--------------------------------------------------------------

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of purchased products and supplies.

Long-Lived Assets
-----------------

The Company reviews, as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. At July 31, 2004, the Company has no long-lived assets.

Property and Equipment
----------------------

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. At July 31, 2004, the Company's net book value of property and equipment is $0. There was no depreciation expense during the years ended July 31, 2004 and 2003.

Patents
-------

Patent costs consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seventeen years. At July 31, 2004, the Company does not have any patents.

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

Revenue Recognition
-------------------

The Company recognizes revenue for its products upon shipment of goods to its customers in accordance with Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," as amended.

Research and Development Activities
-----------------------------------

All costs of new technology acquisition and research and development are charged to operations as incurred. There were no research and development costs incurred during the years presented.

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

Basic and Diluted Loss Per Share
--------------------------------

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, EARNINGS PER SHARE. Common share equivalents in fiscal 2004 and 2003 were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 344,356,000 and 868,782,000 for the years ended July 31, 2004 and 2003, respectively.

--------------------------------------------------------------

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. In December 2002, SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 in these financial statements. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

At July 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the years ended July 31, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. Under SFAS No. 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. The Company currently has no items of comprehensive income.

--------------------------------------------------------------

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires that public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the geographic regions in which it holds assets and reports revenues and its major customers. The Company operated in one segment during fiscal 2004 and 2003.

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

--------------------------------------------------------------

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK. As of July 31, 2004, the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

NOTE 3 - ACCRUED PAYROLL AND OTHER PAYROLL RELATED EXPENSES
-----------------------------------------------------------

During 2002, the Company entered into settlement agreements with certain employees. The settlement agreements provided, among other things, that the Company pay the former employees $57,000 in partial settlement of the accrued payroll. At July 31, 2004, the Company had accrued $47,000 related to these settlement agreements and such amounts are included in accrued payroll and related liabilities.

See Note 6 for further discussion of consideration issued in connection with these settlement agreements.

NOTE 4 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. As of November 15, 2004, the note has not been repaid and is due on demand. As of July 31, 2004, the Company has a balance of $831,277 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $145,314 as of July 31, 2004. Interest expense on the notes payable above totaled $67,795 and $55,053 for the years ended July 31, 2004 and 2003, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of July 31, 2004:

         Convertible debentures, 7.5%                               $    75,000
         Secured subordinated convertible debentures, 8%              1,334,511
                                                                    ------------
                                                                    $ 1,409,511
                                                                    ============

The 7.5% convertible debentures matured on October 15, 1999 and are in default. The Company continues to accrue interest on these notes at 7.5%. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's common stock at the Company's discretion. The conversion price is equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company accrues interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates at prices ranging from $0.004 to $0.05 per share as of July 31, 2004. Interest expense related to these convertible debentures during the years ended July
31, 2004 and 2003 totaled $272,527 and $234,810 respectively. Accrued interest on the convertible debenture was $731,625 as of July 31, 2004.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock
------------

During fiscal 2003, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of the stock on the date of issuance) to a former employee in connection with a settlement for unpaid payroll and legal fees (see Note 2).

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of November 16, 2004.

Preferred Stock
---------------

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

----------------------------------------

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2004, 378,061 shares of Series A Stock were outstanding with no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2004, there is no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2004, there is no Series C Stock issued and outstanding.

Committed Common Stock
----------------------

In connection with certain settlement agreements entered into with note holders, employees, and vendors during 2002, the Company committed to issue 4,115,596 shares of the Company's common stock. At July 31, 2004, the committed shares have not been issued.

Stock Option Plans
------------------

The Company has adopted the 1993 Incentive Stock Option Plan ("Incentive Plan") and the 1993 Non-Statutory Stock Option Plan ("Non-Statutory Plan") to grant options to purchase up to a maximum of 10% of the total outstanding common stock of the Company. Options are issued at the discretion of the Board of Directors to only employees under the Incentive Plan and to employees and non-employees under the Non-Statutory Plan. Under the Incentive Plan, the exercise price of an incentive stock option shall not be less than the fair market value of the common stock on the date the option is granted. However, the exercise price of an incentive stock option granted to a ten- percent stockholder (as defined in the Incentive Plan), shall be at least 110% of the fair market value of common stock on the date the option is granted. Exercise prices of options granted under the Non-Statutory Plan may be less than fair market value. Each option expires at the date fixed by the Board of Directors upon issuance but in no event more than ten years. The plans expired in December 2002 and the options expired in 2003.

---------------------------------

Activity involving the plans are summarized as follows:

                                                                           Weighted
                                                                            Average                Exercise
                                                       Number of         Exercise Price           Price Per
                                                        Shares             Per Share                Share
                                                     -------------       -------------         ---------------
         Outstanding and exercisable at
           August 1, 2002                                  676,750      $        0.365         $   0.12 - 0.75
           Granted                                               -                   -                       -
           Exercised                                             -                   -                       -
           Canceled                                       (158,500)               0.75                    0.75
           Transferred from option plan                   $518,250                0.25               0.12-0.75
                                                     -------------       -------------         ---------------

         Outstanding and exercisable at
           July 31, 2003                                        -                    -                       -
                                                     =============       =============         ===============

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the exercise price of the options. However, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in compensation expense for these options. As of July 31, 2004, no additional compensation expense is required as the fair value of the stock is less than $0.25 per share.

---------------------------------

Activity involving options and warrants not covered by the plans are summarized as follows:


                                                                              Weighted
                                                                              Average
                                                                              Exercise              Exercise
                                                    Number of Shares         Price Per             Price Per
                                                                               Share                 Share
                                                   --------------------    ---------------       ---------------
         Outstanding and exercisable at
           August 1, 2002                                7,873,382        $        0.48         $   0.004-3.50
             Granted                                             -                    -                      -
             Exercised                                           -                    -                      -
             Canceled                                   (1,088,232)                0.60             0.125-3.50
             Transferred from option plan                 $518,250                 0.25              0.12-0.75
                                                     -------------         ------------          -------------

         Outstanding and exercisable at
           July 31, 2003                                 7,303,400                 0.45             0.004-3.50
             Granted                                             -                    -                      -
             Exercised                                           -                    -                      -
             Canceled                                     (952,500)                0.75                   0.75
                                                     -------------         ------------          -------------

         Outstanding and exercisable at
           July 31, 2004                                 6,350,900        $        0.40         $   0.004-3.50
                                                     =============         ============          =============

In addition, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2004.

The following table summarizes information about non-plan stock options and warrants outstanding and exercisable at July 31, 2004:

                                                                 Weighted Average
                                                               Remaining Contractual            Weighted Average
 Range of Exercise Prices          Number of Shares                Life (Years)                  Exercise Price
----------------------------     ----------------------      --------------------------      ------------------------

     $0.004 - $0.50                    4,594,650                        3.00                             $0.12
      $0.75 - $0.98                      860,250                        2.62                              0.71
      $1.00 - $1.88                      816,000                        1.63                              1.35
      $2.12 - $3.50                       80,000                        0.84                              2.78
                                   -------------
                                       5,832,650

Stock Subscriptions

As of July 31, 2004, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has $130,800 due to related parties that is unsecured, due on demand, and bears no interest.

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event ATG does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2004. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2004, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2004 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 8 - INCOME TAXES
---------------------

A provision for income taxes of $800 (representing minimum state taxes) was recorded in fiscal years 2004 and 2003, respectively.

Net temporary differences that give rise to deferred tax assets recognized in the balance sheet are as follows:

         Deferred tax assets:
              Net operating loss carryforward          $    21,620,000
              Other                                            350,000
              Valuation allowance                          (21,970,000)
                                                       ----------------

         Net deferred tax asset                        $            --
                                                       ================

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain. The deferred tax valuation allowance increased by $170,000 and increased by $202,000 during fiscal years 2004 and 2003, respectively.

As of July 31, 2004, the Company has approximately $53,125,000 of federal operating loss carry-forwards that will expire in fiscal years ending 2006 through 2024 and approximately $26,500,000 of California state net operating loss carry-forwards, which will expire in fiscal years ending 2005 through 2015. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carry-forwards that are available to offset future income could be severely limited.

The difference between the tax provision recorded for financial statements purposes for fiscal 2004 and 2003 and the tax provision/benefit determined by multiplying the Company's pre-tax income/loss by the federal statutory rate is due primarily to a change in the valuation allowance.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

The Company is involved in various lawsuits arising in the normal course of business (see Note 7). Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For the years ended July 31, 2004 and 2003, rent expense totaled approximately $18,000 and $23,000, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our annual reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the year covered by this Report or from the end of the reporting period to the date of this Form 10-KSB.

ITEM 8B.  REPORTS ON FORM 8-K

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Director and Executive Officer our company as of November 15, 2004 is listed below, together with brief accounts of his business experience and certain other information.


Name              Age        Present Office or Position       Year First Appointed Director
----              ---        --------------------------       -----------------------------
Dr. Gary Fromm    70          Chairman of the Board of                    2002
                         Directors, Chief Executive Officer,
                                    and Secretary

DR. GARY FROMM: Since February 2002, Mr. Fromm has been our Chief Executive Officer and Chairman of the Board. In addition, Dr. Fromm is the Founder of Investment Intelligence Systems Corporation and has been its President since 1981. Dr. Fromm received a Ph.D. and A.M. from Harvard University, an M.S. from the Massachusetts Institute of Technology and a B.M.E from Cornell University.

DIRECTORS
---------

Directors are elected annually at our annual meeting of shareholders. The term of each person currently serving as a director will continue until our next annual meeting or until a successor is duly elected and qualified.

ADVISORY BOARD:
---------------

We no longer maintain a formal Advisory Board. However, prior Advisory Board members are still available for consultation by us if necessary.

COMMITTEES OF THE BOARD:
------------------------

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2004, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during fiscal year 2004, failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our Chief Executive Officer during the fiscal years ended July 31, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                              Other
                                                          Compensation
                                                          ------------

Name & Principal Position     Year   Annual Salary       Restricted Stock
-------------------------     ----   -------------       ----------------
    Dr. Gary Fromm*           2004
                              2003         0                         0

* Appointed in February 2002

    NO OPTIONS WERE GRANTED OR EXERCISED DURING OUR MOST RECENT FISCAL YEAR.

STOCK OPTION PLANS
------------------

Our 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan (the "Option Plans") provide for the granting of Incentive Stock Options, within the meaning of Section 422b of the Internal Revenue Code of 1986, as amended, to employees and Non-Statutory Stock Options to employees, non-employee directors, or consultants or independent contractors who provide valuable services to us. The Option Plans were approved by the shareholders in November, 1993.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of November 15, 2004 concerning the ownership of our Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group:

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

(2) The address of this person is c/o American Technologies Group, Inc., P.O. Box 90, Monrovia, CA 91016.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2001, we entered into a loan agreement with Dr. Gary Fromm a third party at the time and who has since become our chief executive officer for $400,000, which was subsequently extended to $800,000. The note is due on demand. As of July 31, 2004, we have a balance of $831,277 plus accrued interest of $145,314. Borrowings bear interest at 9% per annum with interest compounded monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $145,314 as of July 31, 2004. Interest expense on the notes payable above totaled $67,795 and $55,053 for the years ended July 31, 2004 and 2003 respectively.

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

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4 Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

10.1         1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock
             Option Plan (1)

21           List of Subsidiaries of the Registrant. (7)

23           Consent of Corbin & Company LLP.

31.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(7) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 15, 1999.

(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2004 and July 31, 2003, and for the reviews of the financial statements included our Quarterly Reports on Form 10-QSB during those fiscal years were $19,500, and $19,500, respectively.

Tax Fees. We did not incur fees to auditors for tax compliance matters during the fiscal years ended July 31, 2004 and 2003, respectively.

All Other Fees. For the fiscal year ended July 31, 2004, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees" or "Tax Fees."

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

Date: November 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,        NOVEMBER 15, 2004
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER