Form 10QSB
period 2004-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2004-12-20
CIK 878547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 20, 2004 the registrant had 99,776,704 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of October 31, 2004 (unaudited) and July
         31, 2004

         Statements of Operations (unaudited) for the three months ended October 31, 2004 and October 31, 2003

         Statements of Cash Flows (unaudited) for the three months ended October 31, 2004 and October 31, 2003

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    AMERICAN TECHNOLOGIES GROUP, INC.

                                             BALANCE SHEETS

                                   October 31, 2004 and July 31, 2004

                                                                            OCTOBER 31,      JULY 31,
ASSETS                                                                         2004            2004
                                                                           -------------   -------------
                                                                            (UNAUDITED)

Current assets:
     Cash                                                                  $      8,840    $      5,531
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 and $1,465 at October 31, 2004
       and July 31, 2004, respectively                                               --              --
     Inventories, net                                                             1,221           2,666
                                                                           -------------   -------------

         Total current assets                                              $     10,061    $      8,197
                                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                        $    861,596    $    861,596
     Accrued interest payable - convertible debentures                          799,757         731,625
     Accrued interest - related party                                           164,324         145,314
     Accrued payroll and related liabilities                                    413,243         413,243
     Amounts due to related party                                               130,800         130,800
     Note payable - related party                                               857,553         831,277
     Convertible debentures                                                   1,409,511       1,409,511
                                                                           -------------   -------------

         Total current liabilities                                            4,636,784       4,523,366
                                                                           -------------   -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                  378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                   --              --
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                               --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at October 31, 2004 and July 31, 2004, respectively, and 4,115,596 shares committed
       but not issued                                                           103,892         103,892
     Additional paid-in capital                                              52,941,367      52,941,367
     Stock subscriptions                                                          6,750           6,750
     Accumulated deficit                                                    (57,679,110)    (57,567,556)
                                                                           -------------   -------------
         Total stockholders' deficit                                         (4,626,723)     (4,515,169)
                                                                           -------------   -------------

                                                                           $     10,061    $      8,197
                                                                           =============   =============

               The accompanying notes are an integral part of these financial statements

                                                   3


                          AMERICAN TECHNOLOGIES GROUP, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                 For The Three Months Ended October 31, 2004 and 2003


                                                         OCTOBER 31,     OCTOBER 31,
                                                            2004            2003
                                                        -------------   -------------
                                                         (UNAUDITED)     (UNAUDITED)

Revenues:
     Technology products and licensing fees             $      3,611    $      1,214
                                                        -------------   -------------
         Total operating revenue                               3,611           1,214
                                                        -------------   -------------

Operating expenses:
     General and administrative                               26,374          40,706
     Cost of sales                                             1,649             109
                                                        -------------   -------------
         Total operating expenses                             28,023          40,815
                                                        -------------   -------------

Other expense:
     Interest expense - convertible debentures               (68,132)        (68,132)
     Interest expense - related party                        (19,010)        (15,632)
                                                        -------------   -------------
     Other expense, net                                      (87,142)        (83,764)
                                                        -------------   -------------

Net loss                                                $   (111,554)   $   (123,365)
                                                        =============   =============

Basic and diluted net loss per common share             $     (0.001)   $     (0.001)
                                                        =============   =============

Weighted average number of common shares outstanding:
     Basic and diluted                                    99,776,704      99,776,704
                                                        =============   =============



      The accompanying notes are an integral part of these financial statements

                                          4


                             AMERICAN TECHNOLOGIES GROUP, INC.

                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                   For The Three Months Ended October 31, 2004 and 2003

                                                              OCTOBER 31,     OCTOBER 31,
                                                                 2004            2003
                                                             -------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)


Cash flows from operating activities:
     Net loss                                                $   (111,554)   $   (123,365)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Changes in operating assets and liabilities:
              Inventories                                           1,445             109
              Accounts payable and accrued liabilities             87,142          84,136
                                                             -------------   -------------

         Net cash used in operating activities                    (22,967)        (39,120)
                                                             -------------   -------------

Cash flows from financing activities:
     Payments on notes payable                                         --          (1,306)
     Payments of amounts due to related parties                        --            (500)
     Proceeds from notes payable - related party                   26,276          40,000
                                                             -------------   -------------

     Net cash provided by financing activities                     26,276          38,194
                                                             -------------   -------------

Net change in cash                                                  3,309            (926)

Cash, beginning of period                                           5,531           2,361
                                                             -------------   -------------

Cash, end of period                                          $      8,840    $      1,435
                                                             =============   =============


         The accompanying notes are an integral part of these financial statements

                                            5

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2004.

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

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next 12 months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek additional funds from the sale of most or all of our assets. However, such funds may not be available on favorable terms or at all.

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at October 31, 2004, has a working capital deficit of $4,626,723 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2004 and 2003

NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
continued
--------------------------------------------------------------------------------

Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 533,566,950 and 902,848,000 for the three months ended October 31, 2004 and 2003, respectively.

Segments
--------

The Company operates in one business segment, technology products, as a result of the sale of its mining business in fiscal 2000.

Stock-Based Compensation
------------------------

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

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

At October 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. During the three months ended October 31, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS 123, the Company's net loss would not have changed.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2004 and 2003

NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
continued
--------------------------------------------------------------------------------

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of October 31, 2004 the Company does have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives since the Company has sufficient authorized shares.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. The note has not been repaid and is due on demand. As of October 31, 2004, the Company has a balance of $857,553 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $164,324 as of October 31, 2004. Interest expense on the notes payable above totaled $19,010 and $15,632 for the three months ended October 31, 2004 and 2003, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of October 31, 2004:

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

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company continues to accrue interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of October 31, 2004.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Subscriptions
-------------------

As of October 31, 2004, the Company had not issued 15,000 shares of Common Stock owed for services at $0.45 per share totaling $6,750 which is included in stock subscriptions in the accompanying balance sheets.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

              For The Three Months Ended October 31, 2004 and 2003

NOTE 5 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of December 16, 2004.

Committed Common Stock
----------------------

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002, the Company committed to issue 4,115,596 shares of the Company's common stock. At October 31, 2004, the committed shares have not been issued.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

The Company is involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position of results of operations.

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For quarters ended October 31, 2004 and 2003, rent expense totaled $4,500 and $4,500, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As reported in our prior public reports, the Company largely had ceased operations during the fiscal year 2001 and began focusing efforts on restructuring and refinancing. In 2004 and 2003, the Company successfully continued these efforts to settle various pending law suits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

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

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next 12 months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek additional funds from the sale of most or all of our assets. However, such funds may not be available on favorable terms or at all.


                                                    October 31,     October 31,
RESULTS OF OPERATIONS:                                 2004            2003
                                                   -------------   -------------
REVENUE:
Technology rights                                  $      3,611    $      1,214
                                                   -------------   -------------

OPERATING EXPENSES:
General and Administrative                               26,374          40,706
Marketing Product Development                             1,649             109
                                                   -------------   -------------
            Total Operating Expenses                     28,023          40,815
                                                   -------------   -------------


OTHER EXPENSE:                                          (87,142)        (83,764)
                                                   -------------   -------------

Net Loss Attributable to Common Stockholders       $   (111,554)   $   (123,365)
                                                   =============   =============

Basic and Fully Diluted Net Loss Per Common Share: $    ($0.001)   $    ($0.001)
                                                   =============   =============

Weighted average number of common shares
      outstanding                                    99,776,704      99,776,704
                                                   =============   =============


Technology rights revenue increased by $2,397 from $1,214 for the period ending October 31, 2003 to $3,611 for the period ending October 31, 2004 due generally to a relatively large sale to one customer of our products during the quarter ended October 31, 2004.

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

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of October 31, 2004, the Company has a balance of $857,553 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001 and the first quarter of fiscal 2005. Accrued interest for this note totaled $164,324 as of October 31, 2004.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at October 31, 2004, has a working capital deficit of $4,626,723, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. Our independent auditors indicated in their auditor's report for the year ended July 31, 2004 that these issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of October 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b)      CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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



Date: December 20, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          DECEMBER 20, 2004
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER