Form 10QSB
period 2005-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2005-03-22
CIK 878547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of March 15, 2005 the registrant had 99,776,704 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of January 31, 2005 (unaudited) and
         July 31, 2004......................................................  1

         Statements of Operations (unaudited) for the three and six months ended January 31, 2005 and January 31, 2004.................  2

         Statements of Cash Flows (unaudited) for the three and six months ended January 31, 2005 and January 31, 2004.................  3

         Notes to Financial Statements (unaudited)..........................  4

ITEM 2   Management's Discussion and Analysis or Plan of Operation..........  9

ITEM 3   Controls and Procedures............................................ 11

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings.................................................. 12

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds........ 12

ITEM 3   Defaults Upon Senior Securities.................................... 12

ITEM 4   Submission of Matters to a Vote of Security Holders................ 12

ITEM 5   Other Information.................................................. 12

ITEM 6   Exhibits........................................................... 12

SIGNATURES.................................................................. 13


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   AMERICAN TECHNOLOGIES GROUP, INC.

                                            BALANCE SHEETS

                                  January 31, 2005 and July 31, 2004

                                                                          JANUARY 31,      JULY 31,
ASSETS                                                                       2005            2004
                                                                         -------------   -------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                           $     10,760    $      5,531
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 and $1,465 at January 31, 2005
       and July 31, 2004, respectively                                             --              --
     Inventories, net                                                             807           2,666
                                                                         -------------   -------------

         Total current assets                                            $     11,567    $      8,197
                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                      $    861,596    $    861,596
     Accrued interest payable - convertible debentures                        867,889         731,625
     Accrued interest - related party                                         183,916         145,314
     Accrued payroll and related liabilities                                  413,243         413,243
     Amounts due to related party                                             130,800         130,800
     Note payable - related party                                             883,367         831,277
     Convertible debentures                                                 1,409,511       1,409,511
                                                                         -------------   -------------

         Total current liabilities                                          4,750,322       4,523,366
                                                                         -------------   -------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,00 shares authorized; 378,061 shares issued and
       outstanding                                                                378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00
       per share; none issued and outstanding                                      --              --
     Series C convertible preferred stock, $.001 par value;
       2,000 shares authorized; liquidation value at $1,000
       per share; none issued and outstanding                                      --              --
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at January 31, 2005 and July 31, 2004, respectively, and 4,115,596 shares committed
       but not issued                                                         103,892         103,892
     Additional paid-in capital                                            52,941,367      52,941,367
     Stock subscriptions                                                        6,750           6,750
     Accumulated deficit                                                  (57,791,142)    (57,567,556)
                                                                         -------------   -------------
         Total stockholders' deficit                                       (4,738,755)     (4,515,169)
                                                                         -------------   -------------

                                                                         $     11,567    $      8,197
                                                                         =============   =============


               The accompanying notes are an integral part of these financial statements

                                                  1

                                      AMERICAN TECHNOLOGIES GROUP, INC.

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                         For The Three and Six Months Ended January 31, 2005 and 2004

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JANUARY 31,                    JANUARY 31,
                                                 -----------------------------   -----------------------------
                                                     2005            2004            2005            2004
                                                 -------------   -------------   -------------   -------------
Revenues:
     Technology products and licensing fees      $      2,761    $        974    $      6,372    $      2,188
                                                 -------------   -------------   -------------   -------------
         Total operating revenue                        2,761             974           6,372           2,188
                                                 -------------   -------------   -------------   -------------

Operating expenses:
     General and administrative                        26,476          51,304          52,850          92,010
     Cost of sales                                        593              --           2,242             109
                                                 -------------   -------------   -------------   -------------
         Total operating expenses                      27,069          51,304          55,092          92,119
                                                 -------------   -------------   -------------   -------------

Other expense:
     Interest expense - convertible debentures        (68,132)        (68,132)       (136,264)       (136,264)
     Interest expense - related party                 (19,592)        (16,679)        (38,602)        (32,311)
                                                 -------------   -------------   -------------   -------------
         Other expense, net                           (87,724)        (84,811)       (174,866)       (168,575)
                                                 -------------   -------------   -------------   -------------

Net loss                                         $   (112,032)   $   (135,141)   $   (223,586)   $   (258,506)
                                                 =============   =============   =============   =============

Basic and diluted net loss per common share      $     (0.001)   $     (0.001)   $     (0.002)   $     (0.003)
                                                 =============   =============   =============   =============

Weighted average number of common shares
  outstanding - basic and diluted                  99,776,704      99,776,704      99,776,704      99,776,704
                                                 =============   =============   =============   =============


                  The accompanying notes are an integral part of these financial statements

                                                      2


                              AMERICAN TECHNOLOGIES GROUP, INC.

                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                     For The Six Months Ended January 31, 2005 and 2004

                                                               JANUARY 31,      JANUARY 31,
                                                                  2005             2004
                                                             --------------   --------------

Cash flows from operating activities:
     Net loss                                                $    (223,586)   $    (258,506)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Provision for bad debts                                        --           15,000
         Changes in operating assets and liabilities:
              Inventories                                            1,859              140
              Accounts payable and accrued liabilities             174,866          160,119
                                                             --------------   --------------

         Net cash used in operating activities                     (46,861)         (83,247)
                                                             --------------   --------------

Cash flows from financing activities:
     Payments on notes payable and related party debt                   --           (3,172)
     Proceeds from notes payable - related party                    52,090           86,500
                                                             --------------   --------------

     Net cash provided by financing activities                      52,090           83,328
                                                             --------------   --------------

Net change in cash and cash equivalents                              5,229               81

Cash and cash equivalents, beginning of period                       5,531            2,361
                                                             --------------   --------------

Cash and cash equivalents, end of period                     $      10,760    $       2,442
                                                             ==============   ==============


          The accompanying notes are an integral part of these financial statements

                                             3

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year end July 31, 2005. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ending July 31, 2004.

NOTE 2 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

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

The Company has suspended substantive operations subsequent to July 31, 2001. The one business segment remaining selling technology products is not currently operating substantially.Management is currently pursuing various options to obtain additional funding, including the sale of a majority equity position to investors with an alternative business plan.

To date, the Company has been unable to generate significant cash flows from their business operations. As a result, the Company has funded their operations through investor financing, including sales of common stock and the exercise of warrants and options. The Company has also used debt to fund operations. Until such time as the Company is able to generate significant cash flow from operations through increased sales of their products, they will be required to continue their reliance on investor financing and debt to fund the Company's operations.

The Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company is actively pursuing additional funds through the issuance of debt and/or equity instruments. The Company may also seek additional funds from the sale of most or all of their assets. However, such funds may not be available on favorable terms or at all.

Significant Business Risks
--------------------------

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at January 31, 2005, has a working capital deficit of $4,738,755 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2005 and 2004


NOTE 2 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------------------

Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 489,422,133 and 1,171,142,500 as of January 31, 2005 and 2004, respectively.

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

At January 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. During the three and six months ended January 31, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS 123, the Company's net loss would not have changed.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2005 and 2004


NOTE 2 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------------------

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of January 31, 2005, the Company has sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives since the Company has sufficient authorized shares.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. The note has not been repaid and is due on demand. As of January 31, 2005, the Company has a balance of $883,367 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $183,916 as of January 31, 2005. Interest expense on the notes payable above totaled $38,602 and $32,311 for the six months ended January 31, 2005 and 2004, respectively, and $19,592 and $16,679 for the three months ended January 31, 2005 and 2004, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of January 31, 2005:

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
                                                                   =============

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2005 and 2004


NOTE 4 - CONVERTIBLE DEBENTURES, CONTINUED
------------------------------------------

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

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company continues to accrue interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of January 31, 2005.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Subscriptions
-------------------

As of January 31, 2005, the Company had not issued 15,000 shares of Common Stock owed for services at $0.45 per share totaling $6,750 which is included in stock subscriptions in the accompanying balance sheets.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of March 15, 2005.

Committed Common Stock
----------------------

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002, the Company committed to issue 4,115,596 shares of the Company's common stock. At January 31, 2005, the committed shares have not been issued.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

The Company is involved in various threatened lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such potential claims and lawsuits would not be material to the Company's financial position of results of operations, or have already been reflected in the accompanying financial statements.

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For the three months ended January 31, 2005 and 2004, rent expense totaled $4,500 and $4,500, respectively. For the six months ended January 31, 2005 and 2004, rent expense totaled $9,000 and $9,000, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          For The Three and Six Months Ended January 31, 2005 and 2004


NOTE 6 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

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


NOTE 7 - SUBSEQUENT EVENT
-------------------------

Beginning in February 2005 the Company offered certain of its creditors the opportunity to accept cash and/or shares of the Company's common stock in complete satisfaction of the amounts owed to them. The offer made to these creditors is conditional on acceptance by substantially all of the Company's unsecured creditors of similar terms. As of March 15, 2005, creditors owed a total of $306,595 accepted a settlement of cash of approximately $4,500 and approximately 9,780,000 of committed shares of the Company's common stock together valued at approximately $73,000. If the conditions are satisfied, and the offers accepted, these offers will result in a gain on the relief of indebtedness of approximately $233,595. There can be no assurance that other creditors will accept, and that the gain described herein will be realized.

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
                                                                    ============


Beginning in February 2005, we offered certain of our creditors the opportunity to accept cash and/or shares of our common stock in complete satisfaction of the amounts owed to them. The offer made to these creditors is conditional on acceptance by substantially all of our unsecured creditors of similar terms. As of March 15, 2005, creditors owed a total of $306,595 accepted a settlement of cash of approximately $4,500 and approximately 9,780,000 of committed shares of our common stock together valued at approximately $73,000. If the conditions are satisfied, and the offers accepted, these offers will result in a gain on the relief of indebtedness of approximately $233,595. There can be no assurance that other creditors will accept, and that the gain described herein will be realized.

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


                           For the three months ended:
                                  January 31,
RESULTS OF OPERATIONS:                                 2005            2004
                                                   -------------   -------------
REVENUE:
Technology rights                                  $      2,761    $        974
                                                   -------------   -------------

OPERATING EXPENSES:
General and Administrative                               26,476          51,304
Cost of Sales                                               593               -
                                                   -------------   -------------
            Total Operating Expenses                     27,069          51,304
                                                   -------------   -------------


OTHER EXPENSE:                                          (87,724)        (84,811)
                                                   -------------   -------------

Net Loss Attributable to Common Stockholders       $   (112,032)   $   (135,141)
                                                   =============   =============

Basic and Fully Diluted Net Loss Per Common Share: $    ($0.001)   $    ($0.001)
                                                   =============   =============

Weighted average number of common shares
      outstanding                                    99,776,704      99,776,704
                                                   =============   =============

                          For the six months ended:
                                January 31,

RESULTS OF OPERATIONS:                                 2005            2004
                                                   -------------   -------------
REVENUE:
Technology rights                                  $      6,372    $      2,188
                                                   -------------   -------------

OPERATING EXPENSES:
General and Administrative                               52,850          92,010
Cost of Sales                                             2,242             109
                                                   -------------   -------------
            Total Operating Expenses                     55,092          92,119
                                                   -------------   -------------


OTHER EXPENSE:                                         (174,866)       (168,575)
                                                   -------------   -------------

Net Loss Attributable to Common Stockholders       $   (223,586)   $   (258,506)
                                                   =============   =============

Basic and Fully Diluted Net Loss Per Common Share: $    ($0.002)   $    ($0.003)
                                                   =============   =============

Weighted average number of common shares
      outstanding                                    99,776,704      99,776,704
                                                   =============   =============

Technology rights revenue increased by $1,787 from $974 for the three months ending January 31, 2004 to $2,761 for the three months ending January 31, 2005 due generally to increased sales of our products during the quarter ended January 31, 2005. In addition, technology rights revenue increased by $4,184 from $2,188 for the six months ending January 31, 2004 to $6,372 for the six months ending January 31, 2005 due generally to increased sales of our products during the quarter ended January 31, 2005.

A majority of our efforts during the past twelve months has been focused on stabilizing our financial situation, settling lawsuits with major creditors and former employees, increasing our authorized capital stock, and beginning the process of seeking new technologies and activities to merge into.

The Company plans to execute its filings with the State of Nevada to increase its authorized shares to 1,000,000,000 in the near term.

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

In November 2001, the Company signed a promissory note with a third party who has since become the Company's chief executive officer for $400,000, which was later increased to $800,000. The note is unsecured and due on demand. As of January 31, 2005, the Company has a balance of $883,367 outstanding under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001 and the first quarter of fiscal 2005. Accrued interest for this note totaled $183,916 as of January 31, 2005.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses totaling over $57 million, and at January 31, 2005, has a working capital deficit of $4,738,755, is in default on its convertible debentures and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability to (1) obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. Our independent auditors indicated in their auditor's report for the year ended July 31, 2004 that these issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of January 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

None.

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

                                   AMERICAN TECHNOLOGIES GROUP, INC.


                                   BY: /S/ DR. GARY FROMM
                                       -------------------------------
                                       DR. GARY FROMM
                                       CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER


DATE: MARCH 22, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          MARCH 22, 2005
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER