Form 10QSB
period 2005-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2005-06-20
CIK 878547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of April 30, 2005 the registrant had 99,776,704 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Balance Sheets as of April 30, 2005 (unaudited) and
         April 30, 2004.....................................................  1

         Statements of Operations (unaudited) for the three and nine months ended April 30, 2005 and April 30, 2004.....................  2

         Statements of Cash Flows (unaudited) for the three and nine months ended April 30, 2005 and April 30, 2004.....................  3

         Notes to Financial Statements (unaudited)..........................  4

ITEM 2   Management's Discussion and Analysis or Plan of Operation..........  9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         AMERICAN TECHNOLOGIES GROUP, INC.

                                                  BALANCE SHEETS

                                         April 30, 2005 and July 31, 2004


                                                                                        APRIL 30,       JULY 31,
ASSETS                                                                                    2005            2004
                                                                                      ------------    ------------
                                                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                        $     10,657    $      5,531
     Accounts receivable, net of allowance for doubtful
       accounts of $1,465 and $1,465 at April 30, 2005
       and July 31, 2004, respectively                                                           -               -
     Inventories, net                                                                            -           2,666
                                                                                      ------------    ------------

         Total current assets                                                         $     10,657    $      8,197
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and other accrued liabilities                                   $    127,639    $    861,596
     Accrued interest payable - convertible debentures                                     936,021         731,625
     Accrued interest - related party                                                      227,900         145,314
     Accrued payroll and related liabilities                                               176,478         413,243
     Amounts due to related party                                                          130,800         130,800
     Note payable - related party                                                          934,832         831,277
     Convertible debentures                                                              1,409,511       1,409,511
                                                                                      ------------    ------------

         Total current liabilities                                                       3,943,181       4,523,366
                                                                                      ------------    ------------

Stockholders' deficit:
     Series A convertible preferred stock, $.001 par value;
       10,000,000 shares authorized; 378,061 shares issued
       and outstanding                                                                         378             378
     Series B convertible preferred stock, $.001 par value;
       500,000 shares authorized; liquidation value at $8.00 per share;
       none issued and outstanding                                                               -               -
     Series C convertible preferred stock, $.001 par value; 2,000 shares authorized; liquidation value at $1,000 per share; none issued
       and outstanding                                                                           -               -
     Common stock, $.001 par value; 1,000,000,000 shares authorized;
       99,776,704 shares issued and outstanding at April 30, 2005 and July 31, 2004, respectively, and 4,115,596 shares committed
       but not issued                                                                      103,892         103,892
     Additional paid-in capital                                                         52,941,367      52,941,367
     Additional paid-in capital (committed stock)                                          134,846               -
     Stock subscriptions                                                                     6,750           6,750
     Accumulated deficit                                                               (57,119,757)    (57,567,556)
                                                                                      ------------    ------------
         Total stockholders' deficit                                                    (3,932,524)     (4,515,169)
                                                                                      ------------    ------------

                                                                                      $     10,657    $      8,197
                                                                                      ============    ============


                     The accompanying notes are an integral part of these financial statements




                                           AMERICAN TECHNOLOGIES GROUP, INC.

                                               STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                              For The Three and Nine Months Ended April 30, 2005 and 2004


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    APRIL 30,                       APRIL 30,
                                                          ----------------------------    ----------------------------
                                                               2005            2004            2005            2004
                                                          ------------    ------------    ------------    ------------
Revenues:
     Technology products and licensing fees               $      1,013    $      1,283    $      7,385    $      3,471
                                                          ------------    ------------    ------------    ------------
         Total operating revenue                                 1,013           1,283           7,385           3,471
                                                          ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative                                 59,863          35,209         112,713         127,219
     Cost of sales                                                 807               -           3,049             109
                                                          ------------    ------------    ------------    ------------
Total operating expenses                                        60,670          35,209         115,762         127,328
                                                          ------------    ------------    ------------    ------------

Other income and (expenses):
     Gain on settlement of debt and other liabilities          843,158               -         843,158               -
     Interest expense - convertible debentures                 (68,132)        (68,132)       (204,396)       (204,396)
     Interest expense - related party                          (43,984)        (17,532)        (82,586)        (49,843)
                                                          ------------    ------------    ------------    ------------
         Other income and (expense), net                       731,042         (85,664)        556,176        (254,239)
                                                          ------------    ------------    ------------    ------------

Net income (loss)                                         $    671,385    $   (119,590)   $    447,799    $   (378,096)
                                                          ============    ============    ============    ============


Basic & diluted net income (loss) per common share        $      0.007    $     (0.001)   $      0.004    $     (0.004)
                                                          ------------    ------------    ------------    ------------

Weighted average number of common shares
  outstanding - basic and diluted                           99,776,704      99,776,704      99,776,704      99,776,704
                                                          ============    ============    ============    ============

Diluted net income (loss) per common share                $      0.010                    $      0.001
                                                          ============                    ============
Weighted average number of common shares
  outstanding - diluted                                    489,422,133                     489,422,133
                                                          ============                    ============

                       The accompanying notes are an integral part of these financial statements




                             AMERICAN TECHNOLOGIES GROUP, INC.

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                     For The Nine Months Ended April 30, 2005 and 2004


                                                                  APRIL 30,      APRIL 30,
                                                                    2005           2004
                                                                -----------    -----------

Cash flows from operating activities:
     Net income (loss)                                          $   447,799    $  (378,096)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Provision for bad debts                                          -         15,000
         Settlement of debt and other liabilities                  (843,158)             -
         Changes in operating assets and liabilities:
              Inventories                                             2,666            179
              Other assets                                                -          1,343
              Accounts payable and accrued liabilities              294,264        245,684
                                                                -----------    -----------

         Net cash used in operating activities                      (98,429)      (115,890)
                                                                -----------    -----------

Cash flows from financing activities:
     Payments on notes payable and related party debt                     -         (4,508)
     Proceeds from notes payable - related party                    103,555        122,337
                                                                -----------    -----------

     Net cash provided by financing activities                      103,555        117,829
                                                                -----------    -----------

Net change in cash                                                    5,126          1,939

Cash and cash equivalents, beginning of period                        5,531          2,361
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $    10,657    $     4,300
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE

Non-Cash Investing and Financing Transactions:

     Agreement to settle certain accounts payable in exchange for the promise to issue 10,010,247 shares of the Company's common stock $ 65,067

     Agreement to settle certain accrued payroll liabilities in exchange for the promise to issue 10,735,212 shares of the Company's common stock $ 69,779


         The accompanying notes are an integral part of these financial statements


                                            3

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine Months Ended April 30, 2005 and 2004


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. For further information, please refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2004.

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

Going Concern
-------------

Since its inception, the Company has incurred significant operating losses totaling approximately $57 million, and at April 30, 2005, has a working capital deficit of $3,932,524 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine Months Ended April 30, 2005 and 2004


NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
-----------------------------------------------------------------------
CONTINUED
---------

Management is currently pursuing various options to obtain additional funding including the sale of a majority equity position to investors with an alternative business plan.

Net Loss Per Share
------------------

Net loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share the three and nine month periods ended April 30, 2004. Had common share equivalents been considered, the incremental shares from dilutive options, warrants, and convertible debentures would have been 1,213,724,375 for the nine months ended April 30, 2004.

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

At April 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB 25, and related interpretations. During the nine months ended April 30, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's Plans been determined consistent with the provisions of SFAS 123, the Company's net loss would not have changed.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine Months Ended April 30, 2005 and 2004


NOTE 2 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
-----------------------------------------------------------------------
CONTINUED
---------

Derivative Instruments
----------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of April 30, 2005, the Company does have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives since the Company has sufficient authorized shares.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, SHARE-BASED PAYMENT ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. The note has not been repaid and is due on demand. As of April 30, 2005, the Company has a balance of $934,832 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $227,900 as of April 30, 2005. Interest expense on the notes payable above totaled $82,586 and $49,843 for the nine months ended April 30, 2005 and 2004, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES
-------------------------------

Convertible debentures are summarized as follows as of April 30, 2005:

      Convertible debentures, 7.5%                         $    75,000
      Secured subordinated convertible debentures, 8%        1,334,511
                                                           -----------

                                                           $ 1,409,511
                                                           ===========

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine Months Ended April 30, 2005 and 2004


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

The remaining outstanding 8% convertible debentures have all matured and are in default. The Company continues to accrue interest at a 20% default interest rate on these debentures. These debentures are convertible at fixed or variable rates, at prices ranging from $0.002 to $0.05 per share as of April 30, 2005.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Subscriptions
-------------------

As of April 30, 2005, the Company had not issued 15,000 shares of Common Stock owed for services at $0.45 per share totaling $6,750 which is included in stock subscriptions in the accompanying balance sheets.

Increase in Authorized Shares
-----------------------------

On August 30, 2002, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of June 14, 2005.

Committed Common Stock
----------------------

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2005, the Company committed to issue 20,745,459 shares of the Company's common stock. At April 30, 2005, the committed shares have not been issued.

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

Leases
------

The Company leases offices and warehouse space under month-to-month agreements. For quarters ended April 30, 2005 and 2004, rent expense totaled $4,500 and $4,500, respectively.

                        AMERICAN TECHNOLOGIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           For The Three and Nine Months Ended April 30, 2005 and 2004


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

NOTE 7 - INCOME TAXES
---------------------

No provision for income taxes of was recorded in for the three and nine months ended April 30, 2005 and 2004, respectively as the taxable income during the nine months ending April 30, 2005 was offset by a decrease in the valuation allowance of approximately $200,000.

Net temporary differences that give rise to deferred tax assets recognized in the balance sheet are as follows:

       Deferred tax assets:
           Net operating loss carry-forward               $ 22,500,000
           Valuation allowance                             (22,500,000)
                                                          ------------

       Net deferred tax asset                             $          -
                                                          ------------

NOTE 8 - GAIN ON SETTLEMENT OF DEBT AND OTHER LIABILITIES
---------------------------------------------------------

During the quarter ended April 30, 2005, the Company wrote off certain accounts payable and other accrued liabilities amounting to $843,158, some of which were beyond California's 4 year statute of limitations. The Company has not been contacted by the respective creditors or vendors regarding this debt in that time frame. None of these debts were from current shareholders, thus the entire amount is treated as a gain on extinguishment of debt, rather than a contribution to capital. Management and the Board of Directors feel that there is a remote chance, if any, that the creditors and vendors will seek further resolution of this debt from the Company. Management has also considered any potential exposure for the need to turn over the amounts to the state of California related to any Unclaimed Property rules and feels there is no exposure or liability related to this debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

HISTORY
-------

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

                           For the three months ended:
                                    April 30,

RESULTS OF OPERATIONS:                                 2005            2004
                                                   -------------   -------------
REVENUE:
Technology rights                                  $      1,013    $      1,283
                                                   -------------   -------------

OPERATING EXPENSES:
General and Administrative                               59,863          35,209
Cost of Sales                                               807               -
                                                   -------------   -------------
            Total Operating Expenses                     60,670          35,029
                                                   -------------   -------------


OTHER INCOME(EXPENSE):                                  731,042         (85,664)
                                                   -------------   -------------

Net Income(Loss) Attributable to Common            $    671,385    $   (119,590)
Stockholders                                       =============   =============

Basic Net Income(Loss) Per Common Share:           $     0.0007   $      (0.001)

Weighted average number of common shares
  outstanding - basic                                99,776,704      99,776,704
                                                   =============   =============

Fully Diluted Net Income (Loss) Per
  Common Share:                                    $     0.0100
                                                   =============

Weighted average number of common shares
  outstanding - fully diluted                       489,422,133
                                                   =============

                           For the nine months ended:
                                    April 30,

RESULTS OF OPERATIONS:                                 2005            2004
                                                   -------------   -------------
REVENUE:
Technology rights                                  $      7,385    $      3,471
                                                   -------------   -------------

OPERATING EXPENSES:
General and Administrative                              112,713         127,219
Cost of Sales                                             3,049             109
                                                   -------------   -------------
            Total Operating Expenses                    115,762         127,328
                                                   -------------   -------------


OTHER INCOME(EXPENSE):                                  556,176        (254,239)
                                                   -------------   -------------

Net Income(Loss) Attributable to                   $    447,799   $    (378,096)
Common Stockholders                                =============   =============

Basic and Fully Diluted Net Loss Per               $     $0.004   $      (0.004)
Common Share:                                      =============   =============

Weighted average number of common shares
  outstanding                                        99,776,704      99,776,704
                                                   =============   =============
Fully Diluted Net Income (Loss) Per
  Common Share:                                    $     0.0010
                                                   =============

Weighted average number of common shares
  outstanding - fully diluted                       489,422,133
                                                   =============


Technology rights revenue decreased by $270 from $1,283 for the three months ending April 30, 2004 to $1,103 for the three months ending April 30, 2005 due generally to decreased sales of our products during the quarter ended April 30, 2005. However, technology rights revenue increased by $3,914 from $3,471 for the nine months ending April 30, 2004 to $7,385 for the nine months ending April 30, 2005 due generally to increased sales of our products during the quarter ended April 30, 2005.

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

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. The note has not been repaid and is due on demand. As of April 30, 2005, the Company has a balance of $934,832 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since fiscal 2001. Accrued interest on this note totaled $237,900 as of April 30, 2005. Interest expense on the notes payable above totaled $82,586 and $49,843 for the nine months ended April 30, 2005 and 2004, respectively.

OUR PLANNED CAPITAL EXPENDITURES

We had no significant planned capital expenditures, budgeted or otherwise, as of April 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2005, we had no off-balance sheet arrangements.

GOING CONCERN

Since its inception, the Company has incurred significant operating losses totaling approximately $57 million, and at April 30, 2005, has a working capital deficit of $3,932,524 and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) sell or license certain technologies and/or (3) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS WITH PENDING ADOPTIONS

There currently are no recently issued accounting standards with pending adoptions that have any applicability to us.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


DATE: JUNE 20, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/ DR. GARY FROMM          CHAIRMAN OF THE BOARD,          JUNE 20, 2005
------------------          CHIEF EXECUTIVE OFFICER
    GARY FROMM          ACTING CHIEF FINANCIAL OFFICER
                        ACTING CHIEF ACCOUNTING OFFICER