Form 10KSB
period 2005-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2005-10-26
CIK 878547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                     For the fiscal year ended July 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for its most recent fiscal year were $12,218. As of October 17, 2005, the registrant had 831,322,014 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $2,439,482 computed by reference to the average of the low bid and high ask prices on October 17, 2005.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

American Technologies Group, Inc. (the "Company"), a Nevada corporation, was formed on September 27, 1988. We have historically been engaged in the development, commercialization and sale of products and systems using patented and proprietary technologies including catalyst technology and water purification.

We largely  ceased  operations  during  2003 and had begun  focusing  efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts in settling various pending law suits and reducing outstanding liabilities and, in September 2005, we entered into various financing transactions and acquired North Texas Steel Company, Inc. ("North Texas").

North Texas Transaction

On September 7, 2005, the Company, through its wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), a Delaware corporation, entered into a Share Purchase Agreement (the "Agreement") with the shareholders (the "North Texas Shareholders") of North Texas, a Texas corporation. Under the terms of the agreement, Omaha acquired 100% of the common stock of North Texas in exchange for the payment of an aggregate of $11,000,000 (the "Purchase Price"). North Texas, as more fully described below, is engaged in the business of steel fabrication and is based in Fort Worth, Texas. The Company completed the acquisition of North Texas on September 7, 2005. The Purchase Price was paid as follows:

      o     $9,150,000 was paid to the North Texas Shareholders;
      o $1,350,000 was paid to an account designated pursuant to the terms of the North Texas Steel/Omaha Holdings Pension Plan Joint Account Agreement dated September 7, 2005 (the "Pension Plan Agreement"); and
      o $500,000 was paid to an account designated pursuant to the terms of the North Texas Steel/Omaha Holdings Indemnity Joint Account Agreement dated September 7, 2005 (the "Indemnity Agreement").

Each of the North Texas Shareholders, in connection with the acquisition, have entered into standard non-compete/non-solicitation arrangements.

Pursuant to the Pension Plan Agreement, $1,350,000 (the "Pension Funds") was deposited into an account, to be managed by Omaha and a representative of the North Texas Shareholders. Interest earned on the Pension Funds shall be paid to Omaha. The Pensions funds are to be used to make payments to cover deficiencies within the North Texas Pension Plan (the "Plan"). At any time, Omaha may cause the Plan to be terminated. Upon dissolution, the Pension Funds shall first be distributed to North Texas to cover its obligations set forth in the Plan and, the remaining funds in the Pension Plan shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders. At any time after July 30, 2006, the representative of North Texas, may request that Omaha cause North Texas to terminate the Plan within 60 days. If Omaha causes the Plan to be terminated within 60 days, the Pension Funds shall first be distributed to North Texas to cover its obligations set forth in the Plan and the remaining funds in the Pension Plan shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders. If Omaha does not cause the Plan to be terminated within 60 days, the Pension Funds shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders.

Pursuant to the Indemnity Agreement, $500,000 (the "Indemnity Funds") was deposited into an account to be managed by Omaha and a representative of the North Texas Shareholders. Interest earned on the Pension Funds shall be paid to Omaha. The Indemnity Funds shall be disbursed to Omaha or any other indemnified party upon the final determination of any covered claim payable. On the following dates the funds shall be distributed to the North Texas Shareholders as follows:

      o On January 30, 2007, all Indemnity Funds in excess of $300,000 shall be disbursed to the North Texas Shareholders;
      o On July 30, 2007, all Indemnity Funds in excess of $200,000 shall be disbursed to the North Texas Shareholders;
      o On July 30, 2008, all Indemnity Funds in excess of $100,000 shall be disbursed to the North Texas Shareholders; and
      o On July 30, 2009, all Indemnity Funds remaining shall be disbursed to the North Texas Shareholders.

Overview

North Texas is an AISC (American Institute of Steel Construction) Certified structural steel fabrication company based in Fort Worth, Texas. North Texas is certified by AISC to have the personnel, organization, experience, capability and commitment meeting the requirements of Conventional Steel Building Structures, Complex Steel Building Structures, Simple Steel Bridges and Major Steel Bridges categories as set forth in the AISC Certification Program. North Texas provides fabrication and detailing of structural steel components for commercial buildings, office buildings, convention centers, sports arenas, airports, schools, churches and bridges. Customers are general construction contractors who are building projects for owners, developers and government agencies.

The trade of steel fabrication is closely connected with both construction and industrial trades in the pre-fabricating of frames, plates, girders and chutes to be used later in the assembly or erection process. The work is conducted primarily indoors, in small fabricating shops or large factories. A structural steel fabricator works from drawings and sketches to perform the following functions to both ferrous and non-ferrous metals:

      o     Lay out steel for cutting
      o     Burn the metal
      o Saw, cut, shear and punch holes in metal using drills and other power tools
      o     Shape, form and straighten metal with the use of heat and flame
      o     Fit and ream metal to specifications
      o     Rivet, bolt and grind metal
      o     Weld, with both electric arc and oxyacetylene welding equipment
      o     Prepare, prime and paint structural pieces and plates of steel.

North Texas' customers are general contractors who build large commercial buildings and other structures requiring precision-engineered components. Projects developed by North Texas include commercial buildings, office buildings, convention centers, sports arenas, airports, schools, churches and bridges.

Past North Texas projects include The American Airlines Center, DFW Airport Expansion, Dallas Convention Center Expansion, the sky boxes (suites) in the Texas Stadium, the bridges over the 1-35/1-20 Interchange in Fort Worth, Texas and the People Mover at DFW Airport. Current projects in 2004 and 2005 include The BNSF Railway Bridge, Radio Shack Corporate Headquarters, Pilgrim's Pride Headquarters and Neiman Marcus-San Antonio.

North Texas sells to large general contractors. The North Texas customer list includes most of the leading contractors in northern Texas such as Austin Commercial, Inc., Thomas S. Byrne, Inc and Hensel Phe1ps. North Texas also works closely over the years with engineering firms such as Carter Burgess, Inc., HKS, Inc. and Freese & Nichols.

North Texas considers its current general market area to be Texas and the four contiguous states of New Mexico, Oklahoma, Arkansas and Louisiana. North Texas' focus has generally focused on the Fort Worth area, due to the positive dynamics of the Dallas-Fort Worth metropolitan area and North Texas' very close relationships with the leading contractors in the area, the Company's focus is naturally is in its own backyard.

North Texas owns 17.8 acres of land in an industrial area that is transitioning to retail and residential.

History of North Texas

North Texas was originally founded in 1923 as North Texas Iron and Steel. The operation had hand-operated cranes, a gasoline engine powered circular hoist and a monorail through the storage area. After several profitable years, the business closed in 1943 and was liquidated. It reopened about a year later as North Texas Steel Company at its present site on Bolt Street in Fort Worth. In 1965, North Texas acquired Worth Steel Company at 4410 Marsalis Street in Fort Worth. Worth Steel was operated as a separate entity for several years and was later merged into North Texas.

Operations/Processes

North Texas pursues potential customer projects on both a bid and negotiated basis. In either case, North Texas is invited by the general contractor for the project to present its proposal. North Texas' management believes that it is reputation for fabricating complex structures and delivering projects on time is the key to being a contender for new projects in its market area.

The production capacity of North Texas depends on the complexity and mix of projects coming through the plant. Generally speaking, North Texas can produce approximately 12,000 tons of production output per year. Typically, projects of 1,000 tons or less are completed within 12 months whereas larger, more complex projects may take considerably longer. Pricing is typically "lump sum, firm" and includes transportation to the job site and erection, which is performed by an erection subcontractor.

Industry and Market

The structural steel fabrication industry is made up of many well-established, often family run, businesses whose practice is to concentrate on specialized segments of the industry, i.e. commercial, industrial, bridges, etc. While some of the companies do business throughout the United States, and a few export, the most common market approach is to focus on a geographical area of about 500 miles radius of their plant facility. Production capacity and certifications play an all-important role in the size and nature of projects that are pursued by a fabricator. The health of the general economy, the level of commercial building activity and the general economic growth of the region drive demand for structural steel components.

North Texas is currently in the process of obtaining a license in Arizona and management feels that the western states hold opportunities for expansion, as does the export market. While North Texas does not currently pursue the industrial market, this segment represents another avenue for growth.

Employees

Currently, there are 95 full-time employees of which 24 are salaried, 5 hourly draftsmen and 66 hourly shop personnel. North Texas' employees are not represented by a union.

Employment has ranged from 85 to 115 during the past decade. Organization charts in the Exhibits Section show the reporting structure. The key managerial people and their ages, length of services with North Texas, industry experience and education is shown below. The structure below is set forth on a post-closing basis. Further information is provided on several individuals.

Purchasing/Gross Profit Margin

Procurement of materials and outside services is an integral component of our business as structural steel fabricator as:

      o     raw materials represent approximately 25% of sales
      o miscellaneous materials (stairwell, handrails, etc) account for about 9-10% of sales
      o     erection, using sub-contract erectors, represents about 20-25% and
      o     sub-contract detailing represents about 4-5% of sales.
      o along with freight costs and miscellaneous job expenses, cost of sales - materials represents approximately 60-65% of sales.

Direct structural production labor, along with payroll taxes, health and workers compensation insurance, represents about 7% of sales; direct engineering production labor represents about 3% of sales. Allocated indirect production costs account for about 15% of sales. The total for cost of sales (direct and indirect costs) ranges from 87% to 89% of sales resulting in a gross profit range of 11% to 13%.

Competition

North Texas competes with a number of structural steel fabricators in its market. Notable among these are the following:

------------------------------------------------------------------------------------------------------------------------------
                    Company                                      Location                             Specialty
------------------------------------------------------------------------------------------------------------------------------
W & W Steel Company                               Oklahoma City, OK                     Buildings
------------------------------------------------------------------------------------------------------------------------------
AFCO Steel (owned by W & W Steel Company)         Little Rock, AR                       Bridges, buildings
------------------------------------------------------------------------------------------------------------------------------
Central Texas Iron Works (part of Herrick Corp.)  Waco, TX                              Industrial
------------------------------------------------------------------------------------------------------------------------------
Hirschfeld Steel Company                          San Angelo, TX                        Bridges, buildings, industrial
------------------------------------------------------------------------------------------------------------------------------
Cives Steel Company                               Roswell, GA                           Buildings, industrial
------------------------------------------------------------------------------------------------------------------------------

Employment/Consulting Agreements

The Company entered a consulting agreement with our Chief Executive Officer, Dr. Gary Fromm. The terms of the Dr. Fromm's consulting agreement are described above.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases a 1,500 square foot warehouse space at $1,500 per month in Monrovia, California from an unaffiliated third party.

North Texas' two facility locations encompass 169,000 square feet of plant and office space on 17.8 acres in Fort Worth, Texas. All real estate is owned by North Texas. The two locations are:

--------------------------------------------------------------------------------
      Address                                           Description
--------------------------------------------------------------------------------
412 West Bolt Street                          Land area: 6.35 acres
                                              Office Bldg.: 5,121 sq. ft.
                                              Shop Bldg.: 114,342 sq. ft.
--------------------------------------------------------------------------------
4410 Marsalis Street                          Land area: 11.45 acres
                                              Office Bldg.: 4,375 sq. ft.
                                              Shop Bldg.: 45,270 sq. ft.
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

We are a defendant from time to time in actions for product liability and other matters arising out of our ordinary business operations. We believe that these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock, "ATEG," trades in the over-the-counter bulletin board

              PERIOD                                   HIGH BID       LOW BID
-----------------------------------                   ----------     ----------

November 1, 2002 - January 31, 2003                   $   0.0469     $   0.0156

February 1, 2003 - April 30, 2003                     $   0.0156     $    0.001

May 1, 2003 - July 31, 2003                           $   0.0150     $    0.004

August 1, 2003 - October 31, 2003                     $   0.0100     $    0.000

November 1, 2003 - January 31, 2004                   $   0.0100     $    0.000

February 1, 2004 - April 30, 2004                     $   0.0300     $    0.000

May 1, 2004 - July 31, 2004                           $   0.0100     $    0.000

August 1, 2004 - October 31, 2004                     $   0.0166     $   0.0033

November 1, 2004 - January 31, 2005                   $   0.0070     $   0.0060

February 1, 2005 - April 30, 2005                     $   0.0110     $    0.003

May 1, 2005 - July 31, 2005                           $   0.0090     $    0.003

HOLDERS

As of October 17, 2005, there were approximately 1,168 holders of record holding a total of 831,322,014 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Overview

We largely ceased operations during the fiscal year 2003 and begun focusing efforts on restructuring and refinancing. In 2005 and 2004, we successfully continued these efforts to settle various pending law suits and reduce outstanding liabilities.

We largely  ceased  operations  during  2003 and had begun  focusing  efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts in settling various pending law suits and reducing outstanding liabilities resulting in a gain on extinguishment of debt of $219,000 and, in September 2005, we entered into various financing transactions and acquired North Texas.

On September 7, 2005, the Company, through its wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), a Delaware corporation, entered into a Share Purchase Agreement (the "Agreement") with the North Texas Shareholders. Under the terms of the agreement, Omaha acquired 100% of the common stock of North Texas in exchange for the payment of an aggregate of $11,000,000 (the "Purchase Price").

Liquidity and Capital Resources

Historically we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. We have also used debt to fund our operations. However, concurrent with the Company's recapitalization in September 2005, the Company entered into a series of financing agreements which such funds were utilized for the acquisition of North Texas as summarized as follows:

Laurus Financings

      Concurrently with the closing of the acquisition of North Texas, the Company entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

      o A secured convertible minimum borrowing note with a principal amount of $3,000,000;
      o     A secured  revolving  note  with a  principal  amount  not to exceed
            $7,000,000;
      o A secured convertible term note A with a principal amount of $3,000,000;
      o A secured convertible term note B with a principal amount of $2,000,000;
      o A common stock purchase warrant to purchase 859,534,884 shares of common stock of the Company, at a purchase price of $.0033 per share, exercisable until September 6, 2012; and
      o An option to purchase 3,102,000,000 shares of common stock of the Company, at a purchase price of $.00001 per share.

Each of the securities issued to Laurus are convertible into shares of Series D Preferred Stock, and the Series F Preferred Stock with respect to the secured convertible term note B, until such time that the Company amends its certificate of incorporation to increase its authorized shares of common stock to 15,000,000,000 and the shares of Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

The Company is permitted to borrow an amount based upon its eligible accounts receivable, as defined in the agreements with Laurus. The Company must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. The Company's obligations under all notes are secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Omaha and North Texas. The minimum borrowing notes, the secured revolving notes and the secured convertible term note A mature on September 6, 2008. Annual interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 8.25%, subject to certain downward adjustments resulting from certain increases in the market price of the Company's common stock. Interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is payable monthly in arrears on the first day of each month, commencing on October 1, 2005.

      The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on September 7, 2008. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the secured convertible minimum borrowing note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $0.00111, subject to adjustment as described below.

      The principal amount of the secured convertible term note A is repayable at the rate of $50,000 per month together with accrued but unpaid interest, commencing on January 1, 2006, which such principal payment increases to $98,275 on April 1, 2006. The monthly amounts shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the prepayment date (the "Laurus Trading Volume Limit"). In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and the Company will be required to pay off the remaining balance of the monthly amount. The secured convertible term note A may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the secured convertible term note A, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $0.0033, subject to adjustment as described below.

      The principal amount of the secured convertible term note B is repayable in full on March 6, 2007. Interest on the secured convertible term note B accrues at the rate of 12% during the first year outstanding and 18% thereafter until maturity. On the maturity date, all principal and interest shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the Laurus Trading Volume Limit. In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and the Company will be required to pay off the remaining balance of the monthly amount. The secured convertible term note B may be redeemed by the Company in cash by paying the holder 100% of the principal amount, plus accrued interest. The holder of the secured convertible term note B may require the Company to convert all or a portion of the secured convertible term note B, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $0.00111.

      Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

      Laurus has contractually agreed to restrict its ability to convert the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company which such restriction shall automatically become null and void following notice to the Company upon occurrence of an event of default under the agreements with Laurus or upon 75 days prior notice to the Company.

      The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by October 21, 2005, or declared effective by January 7, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

      The Company may prepay the notes held by Laurus. In addition, the Company has granted Laurus a security interest in substantially all of the Company's assets and its subsidiaries' assets. Further, Laurus has a first lien on North Texas' property located at 412 West Bolt Street, Fort Worth Texas and 4410 Marsalis Street, Forth Worth, Texas and Laurus has obtained a first lien on real property owned by Patricia and Charles Matteson located at 160 Rose Hill Road, Southport, Connecticut in connection with the secured convertible term note B.

Gryphon Financing

      On September 7, 2005, in connection with the acquisition of North Texas, the Company entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 1,799,964,264 shares of common stock of the Company (the "Gryphon Warrants") and (iii) options to purchase 280,500,000 shares of common stock of the Company (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time that the Company amends its certificate of incorporation to increase its authorized shares of common stock to 15,000,000,000 and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

      Each of the securities issued to GSSF and GMF are convertible into shares of Series E Preferred Stock until such time that the Company amends its certificate of incorporation to increase its authorized shares of common stock to 15,000,000,000 and the shares of Series E Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

      The Gryphon Notes bear interest at 12%, mature on March 6, 2007, and are convertible into the Company's common stock, at Gryphon's option, at a conversion price of $.00111. Based on this conversion price, the Gryphon Notes in the amount of $500,000 excluding interest, are convertible, upon the Company increasing its authorized shares of common stock, into 450,450,450 shares of the Company's common stock. On the maturity date of the Gryphon Notes, the Gryphon Notes shall automatically convert into shares of common stock in the event that the average market price for the five days preceding the maturity date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the maturity date (the "Trading Volume Limit"). In the event that the conversion exceeds the Trading Volume Limit, then Gryphon will only be required to convert the portion of the Gryphon Notes up to the Trading Volume Limit and the Company will be required to pay off the remaining balance.

      The Company may prepay the Gryphon Notes. In addition, the Company has granted Gryphon a security interest in substantially all of the Company's assets as well as registration rights. Gryphon's rights to any security interest are subordinated to that of Laurus Master Fund, Ltd.

      The Gryphon Warrants are exercisable from the date of issuance through February 28, 2007 at an exercise price of $0.00111 per share. The Gryphon Options are exercisable at an exercise price of $.00001 per share.

      Gryphon has contractually agreed to restrict their ability to convert or exercise the Gryphon Notes, the Gryphon Warrants and Gryphon Options and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

      In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company shall recognize an imbedded beneficial conversion feature present in the Laurus and Gryphon financings, along with the values attributed to the warrants issued . The Company will allocate a portion of the proceeds equal to the intrinsic value of that feature and the warrants to additional paid-in capital. The Company will recognize and measure an aggregate of $
12,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature will amortized over the Convertible Notes' maturity period (12 to 30 months) as interest expense, approximating $1,250,000 per quarter.

Nite Capital Financing

      On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

Existing Debt Conversions

      In  connection  with the  closing of the North Texas  acquisition,  Keshet
Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 565,014,736 shares of common stock of the Company. Further, Dr. Gary Fromm agreed to forgive debt owed to him by the Company in the amount of $1,162,732 in consideration of the Company issuing 144,222,356 shares of common stock and the Existing Debt Holders transferring 210,396,190 shares of common stock of the Company to Dr. Fromm.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

      The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board ("FASB") issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under SFAS 129, "Disclosure of Information about Capital Structure," Relating to Contingently Convertible Securities." The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company's financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company's historical results is required, therefore, adoption of this EITF did not have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

The audited financial statements for the year ended July 31, 2005 are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Corbin & Company, LLP

Pursuant to a resignation letter dated May 23, 2005, Corbin & Company, LLP (the "Former Accountant") resigned as the auditors for the Company. The resignation letter was received by the Company on May 31, 2005. On June 6, 2005, the Company engaged De Joya Griffith & Company, LLC ("De Joya"), as its independent certified public accountant. The Company's decision to engage the De Joya was approved by its Board of Directors on June 6, 2005.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years prior to the resignation and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During the Company's two most recent fiscal years prior to the resignation and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with De Joya regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by De Joya that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

The Company has requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, which such letter was filed with the Company's Form 8-K Current Report.

De Joya Griffith & Company, LLC

      On October 14, 2005, the Company dismissed De Joya as its independent public accountants. Further, on October 14, 2005, the Company engaged Russell Bedford Stefanou Mirchandani LLP ("Auditor") as its principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of the Company.

      During the last two fiscal years ended July 31, 2004 and July 31, 2003 and through October 14, 2005, (i) there were no disagreements between the Company and De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of De Joya would have caused De Joya to make reference to the matter in its reports on the Company's financial statements, and (ii) De Joya's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the last two most recent fiscal years ended July 31, 2004 and July 31, 2003 and through October 14, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two most recent fiscal years and through October 14, 2005 the Company has not consulted with Auditor regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

De Joya furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is attached hereto to this Form 8K as Exhibit 16.1 previously filed.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of our company as of October 17, 2005 are listed below, together with brief accounts of their business experience and certain other information.

--------------------------------------------------------------------------------
             Name                  Age                   Position
--------------------------------------------------------------------------------
Dr. Gary Fromm                     71          Chief Executive Officer,
                                               Acting Chief Financial Officer,
                                               President, Secretary, Treasurer
                                               and Director
--------------------------------------------------------------------------------
William N. Plamondon, III          57          Assistant Secretary and Director
                                               of American Technologies and
                                               Chief Executive Officer of North
                                               Texas
--------------------------------------------------------------------------------
Thomas E. Durkin, III              52          Director
--------------------------------------------------------------------------------
Barry Ennis                        58          President of North Texas
--------------------------------------------------------------------------------

Background of Executive Officers and Directors

Dr. Gary Fromm, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Since February 2002, Gary Fromm, Ph.D. has been our Chief Executive Officer and Chairman of the Board. Dr. Fromm has been a member of the Board of Directors of Vaso Active Pharmaceuticals, Inc., since June 2003. Dr. Fromm now serves as Chairman and has served as a Director of IDC Financial Publishing, a leading analyst of government reporting financial institutions, since 1984. He has served as a Director to Sky Capital Enterprises, Inc., and Sky Capital Holdings Limited, financial services firms since March 2003. He has served as Chairman of the Board of Sky Capital UK Limited a financial service firm from July 2003 to October 2004. Dr. Fromm has also served as a Director of Global Secure Holdings, Inc., since February of 2003 and as a director of Neoterik Health Technologies, Inc., 1984-2004. Dr. Fromm is also founder and president of Investment Intelligence Systems Corporation and its successor, Unisheet Limited, computer software companies, and co-founder of Data Resources, a market data distribution company. He also has held teaching and research positions with M.I.T., Harvard, the American University, the Brookings Institution, National Bureau of Economic Research and Stanford Research Institute. Dr. Fromm holds an A.M. and a Ph.D. in Economics from Harvard University, an M.S. in Industrial Management from M.I.T. and a B.M.E. in Mechanical Engineering from Cornell University.

Mr. William N. Plamondon, III, Assistant Secretary and Director and Chief Executive Officer of North Texas.

William N. Plamondon, III, 57, serves as President and CEO of R.I. Heller & Co., LLC, a management consulting firm he founded in 1998. Mr. Plamondon is CEO of Protein Polymer Technologies, a public biotechnology research and development company, and has also served on their board since April 2005. Mr. Plamondon attended Seton Hall University

Mr. Plamondon was on the Board of Directors of ANC Rental Corporation since June 2000 and, from October 2001 to October 2002, he served as its Chief Restructuring Officer. In October 2002, Mr. Plamondon assumed the roles of Chief Executive Officer and President taking the company through a bankruptcy resulting in a ss.363 sale. While with R.I. Heller, in December 2000, Mr. Plamondon became a senior advisor to E&Y Capital Advisors LLC. Prior to founding R.I. Heller, Mr. Plamondon served as President and Chief Executive Officer of First Merchants Acceptance Corporation, a nationwide financing company, from April 1997 until April 1998, and served as a director of First Merchants from March 1995 until April 1998. Mr. Plamondon was with Budget Rent-A-Car Corporation from 1978 until 1997. For the last five years at Budget he held the position of President and CEO.

William N. Plamondon was on the Board of Directors of First Merchants Acceptance Corporation in April of 1997. The Board fired the CEO and asked Mr. Plamondon to step in first as co-CEO and then as CEO in May of 1997. The company filed for bankruptcy in July of 1997. Mr. Plamondon restructured the company and sold it through a ss.363 sale.

Mr. Thomas E. Durkin, III, Director

Thomas E. Durkin, III, age 52, was appointed as Vice President of Corporate Development, General Counsel and Secretary of Capital Environmental Resource, Inc. in October 2001. He is also a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. Mr. Durkin served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company, from January 2000 to September 2001. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition, Mr. Durkin has served as a partner of two privately held real estate brokerage companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

Mr. Barry Ennis, President of North Texas.

Barry Ennis, age 58, has served as the Executive Vice President/General Manager of North Texas since 1993. Mr. Ennis was appointed as the President of North Texas in September 2005.

DIRECTORS

Directors are elected annually at our annual meeting of shareholders. The term of each person currently serving as a director will continue until our next annual meeting or until a successor is duly elected and qualified.

COMMITTEES OF THE BOARD:

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2005, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during fiscal year 2005, failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our named executive officers of the Company and North Texas

                                                 ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                          --------------------------------      ---------------------------------
                                                                                                    Number of
                                                              Bonus and          Restricted         Securities
Name and                   Year                             Other Annual           Stock            Underlying         All Other
Principal Position       Ended(1)         Salary ($)      Compensation ($)      Award(s) ($)     Options/SARs (#)   Compensation ($)
------------------       --------         ----------      ----------------      ------------     ----------------   ----------------
Dr. Gary Fromm             2004           $      0               --                  --                 --                 --
  Chairman and CEO         2003           $      0               --                  --                 --                 --
  of the Company           2002           $      0               --                  --                 --                 --

Janet Judd                 2004           $126,350               --                  --                 --                 --
  Chairman and CEO         2003           $126,350               --                  --                 --                 --
  of North Texas           2002           $166,589               --                  --                 --                 --

Robert Judd                2004           $122,274               --                  --                 --                 --
  President                2003           $122,253               --                  --                 --                 --
  of North Texas           2002           $157,398               --                  --                 --                 --

Barry Ennis                2004           $106,115               --                  --                 --                 --
  Executive VP             2003           $102,073               --                  --                 --                 --
  of the North Texas(2)    2002           $141,444               --                  --                 --                 --

(1) The information presented is for the years ended July 31 for executive officers of American Technologies Group, Inc. and June 30 for executive officers of North Texas Steel Company, Inc.

(2) Appointed as President of North Texas Steel Company, Inc. subsequent to the year end,

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of September 15, 2005 concerning the ownership of our Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each of our directors, and (iii) all of our directors and executive officers as a group:

--------------------------------------------------------------------------------
                                     Amount and Nature of
Name and address                     Beneficial Ownership       Percent of Class
--------------------------------------------------------------------------------
Dr. Gary Fromm(1)(2)                      369,618,546                 44.5%
--------------------------------------------------------------------------------
William N. Plamondon (1)(2)                       -0-                 0.00%
--------------------------------------------------------------------------------
Barry Ennis(4)                                    -0-                 0.00%
--------------------------------------------------------------------------------
The Keshet Fund LP                        176,903,638                 21.3%
825 Third Avenue, 14th Floor
New York, New York 10022
--------------------------------------------------------------------------------
Keshet, L.P.                              124,569,068                 15.0%
825 Third Avenue, 14th Floor
New York, New York 10022
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All officers and directors
as a group                                369,618,546                 44.5%
--------------------------------------------------------------------------------

(1) Executive officer and/or director of the Company.

(2) The address of this person is c/o American Technologies Group, Inc., P.O. Box 90, Monrovia, CA 91016.

(3) Based on 831,322,014 shares of common stock outstanding.

(4) President of North Texas Steel Company, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dr. Gary Fromm entered into the following transaction with the Company or parties related to the Company:

      o In connection with the closing of the North Texas acquisition, the Existing Debt Holders, converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 565,014,736 shares of common stock of the Company. Further, Dr. Gary Fromm agreed to forgive debt owed to him by the Company in the amount of $1,162,732 in consideration of the Company issuing 144,222,356 shares of common stock and the Existing Debt Holders transferring 210,396,190 shares of common stock of the Company to Dr. Fromm.

      o On September 6, 2005, the Company entered into a consulting agreement with Dr. Fromm which is for a term of six months and which provides a monthly fee of $15,000 that will be reduced to $10,000 in the event that Dr. Fromm resigns or is replaced as Chief Executive Officer. The consulting arrangement shall automatically renew for six month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

      o In connection with the closing of the acquisition of North Texas, the Company entered into a consulting agreement with Luther Capital. Pursuant to the consulting agreement, in consideration for providing valuable services to the Company in connection with the acquisition of North Texas, the Company has agreed to issue Luther Capital and its designees the Luther Shares. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation increasing its authorized shares of common stock. In addition to other designations, Luther Capital transferred 143,788,528 shares of common stock to Dr. Fromm.

ITEM 13. EXHIBITS

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

4.1         Specimen of Common Stock (1)

4.2 Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)

4.3 Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4 Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

4.5 Security Agreement dated as of September 7, 2005 (the "Security Agreement"), by and among Laurus Master Fund, Ltd. ("Laurus"), American Technologies Group, Inc. (the "Company"), North Texas Steel Company, Inc. ("North Texas") and Omaha Holdings Corp. ("Omaha"), together with the Company, the "Companies") (8)

4.6 Secured Revolving Note dated as of September 7, 2005 made by the Companies in favor of Laurus in the original principal amount of $7,000,000 (8)

4.7 Secured Convertible Minimum Borrowing Note dated September 7, 2005 made by Companies in favor of Laurus (8)

4.8 Secured Convertible Term Note A dated as of September 7, 2005 made by Companies in favor of Laurus in the aggregate original principal amount of $3,000,000 (8)

4.9 Secured Convertible Term Note B dated as of September 7, 2005 made by Companies in favor of Laurus in the aggregate original principal amount of $2,000,000 (8)

4.10 Registration Rights Agreement dated as of September 7, 2005 by and between the Company and Laurus (8)

4.11 Warrant dated as of September 7, 2005 made to purchase 859,534,884 shares of the Company's common stock in favor of Laurus (8)

4.12 Option dated September 7, 2005 by and between the Company and Laurus to purchase up to 3,102,000 shares of common stock (8)

4.13 Stock Pledge Agreement dated September 7, 2005 by and between the Company and Laurus (8)

4.14 Intellectual Property Security Agreement dated September 7, 2005 among the Companies and Laurus (8)

4.15 Funds Escrow Agreement dated September 7, 2005 by and among Companies, Laurus and Loeb & Loeb LLP (8)

4.16 Side letter agreement dated September 7, 2005 by and among the Companies and Laurus (8)

4.17 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (8)

4.18 Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. ("GMF") and the Companies

4.19 Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GMF

4.20 Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GMF

4.21        Warrant dated as of September 7, 2005 made in favor of GMF

4.22        Option dated September 7, 2005 made in favor GMF

4.23 Side letter agreement dated as of September 7, 2005 by and among the Companies and GMF (8)

4.24 Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. ("GSSF") and the Companies

4.25 Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GSSF

4.26 Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GSSF

4.27        Warrants dated as of September 7, 2005 made in favor of GSSF

4.28        Options dated September 7, 2005 made in favor GSSF

4.29 Side letter agreement dated as of September 7, 2005 by and among the Companies and GSSF (8)

4.30 Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (8)

4.31 Subscription Agreement dated of the date hereof by an between the Company and Nite (8)

4.32 Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (8)

10.1        1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option
            Plan (1)

10.2 Subscription and Representation Agreement as of September 7, 2005 by and among the Company and Omaha (8)

10.3 Securities Purchase Agreement as of September 7, 2005 by and among Omaha and the shareholders of North Texas(8)

10.4 Pension Plan Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.5 Indemnity Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.6 Consulting Agreement entered by and between the Company and Dr. Gary Fromm (8)

10.7 Consulting Agreement entered by and between the Company and Luther Capital Management, Inc. (8)

16.1        Letter signed by Corbin & Company, LLP (10)

16.2        Letter signed by De Joya Griffith & Company, LLC (10)

21          List of Subsidiaries of the Registrant. (7)

31.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB, Commission File Number 0-23268.

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

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.

(5) Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.

(6) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(7) Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 15, 1999.

(8) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2005

(9) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 10, 2005

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2005 and July 31, 2004, and for the reviews of the financial statements included our Quarterly Reports on Form 10-QSB during those fiscal years were $22,800, and $19,500, respectively.

Tax Fees. We did not incur fees to auditors for tax compliance matters during the fiscal years ended July 31, 2005 and 2004, respectively.

All Other Fees. For the fiscal year ended July 31, 2005 and 2004, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees" or "Tax Fees."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN TECHNOLOGIES GROUP, INC.


                                   BY: /S/ DR. GARY FROMM
                                       -----------------------------------------
                                       DR. GARY FROMM
                                       DIRECTOR AND CHIEF EXECUTIVE OFFICER

Date: OCTOBER 24, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DR. GARY FROMM              DIRECTOR, CHIEF EXECUTIVE       OCTOBER 24, 2005
-----------------------------   OFFICER, ACTING CHIEF
    DR. GARY FROMM              FINANCIAL OFFICER AND ACTING
                                CHIEF ACCOUNTING OFFICER

/S/ WILLIAM N. PLAMONDON, III   DIRECTOR AND ASSISTANT          OCTOBER 24, 2005
-----------------------------   SECRETARY
    WILLIAM N. PLAMONDON, III


/S/ THOMAS E. DURKIN, III       DIRECTOR AND ASSISTANT          OCTOBER 24, 2005
-----------------------------   SECRETARY
    THOMAS E. DURKIN, III

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                            FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

                                                                            with

                  REPORTS OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

================================================================================

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
American Technologies Group, Inc.
Monrovia, California

      We have audited the accompanying balance sheet of American Technologies Group, Inc. (the "Company") as of July 31, 2005 and the related statements of operations, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.
Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                              --------------------------------------------
                                  Russell Bedford Stefanou Mirchandani LLP
                                  Certified Public Accountants

New York, New York
October 21, 2005

                              CORBIN & COMPANY LLP

             Certified Public Accountants and Business Consultants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To American Technologies Group, Inc.:

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of American Technologies Group, Inc. (a Nevada corporation) (the "Company") for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Technologies Group, Inc. for the year ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                            /s/ Corbin & Company LLP

                                                CORBIN & COMPANY LLP

Irvine, California
October 26, 2004

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                                   BALANCE SHEET

================================================================================

                                                                   July 31, 2005
                                                                   -------------

ASSETS

Current assets:
    Cash                                                           $     12,953
    Accounts receivable, net of allowance for doubtful
      accounts of $ 0                                                     1,600
    Inventories, net                                                         --
                                                                   ------------

        Total                                                      $     14,553
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and other accrued liabilities                 $    861,596
    Accrued interest payable - convertible debentures                 1,004,152
    Accrued interest - related party                                    254,554
    Accrued payroll and related liabilities                             413,243
    Amounts due related parties                                         130,800
    Note payable - related party                                        959,121
    Convertible debentures                                            1,409,511
                                                                   ------------
        Total current liabilities                                     5,032,977

Commitments and contingencies

Stockholders' deficit:
    Series A convertible preferred stock, $.001 par value;
      10,000,000 shares authorized; 378,061 shares issued
      and outstanding                                                       378
    Series B convertible preferred stock, $.001 par value;
      500,000 shares authorized; liquidation value at $8.00
      per share; none issued and outstanding                                 --
    Series C convertible preferred stock, $.001 par value;
      2,000 shares authorized; liquidation value at $1,000
      per share; none issued and outstanding                                 --
    Common stock, $.001 par value; 1,000,000,000 shares
      authorized, 99,776,704 shares issued and outstanding
      and 4,115,596 shares committed but not yet issued                 103,892
    Additional paid-in capital                                       52,941,367
    Stock subscriptions                                                   6,750
    Accumulated deficit                                             (58,070,811)
                                                                   ------------
        Total stockholders' deficit                                  (5,018,424)
                                                                   ------------

        Total                                                      $     14,553
                                                                   ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                        STATEMENTS OF OPERATIONS

================================================================================

                                                          Years Ended July 31,
                                                   --------------------------------
                                                        2005               2004
                                                   --------------    --------------
Revenues:
    Technology products and licensing fees         $       12,218    $        4,853
                                                   --------------    --------------
        Total operating revenues                           12,218             4,853
                                                   --------------    --------------

Operating expenses:
    General and administrative                            129,446           144,630
    Cost of sales and marketing                             4,260             4,288
                                                   --------------    --------------
        Total operating expenses                          133,706           148,918
                                                   --------------    --------------

Other expense:
    Interest expense - convertible debentures             272,527           272,527
Interest expense - related party                          109,240            67,795
                                                   --------------    --------------
        Total other expense                               381,767           340,322
                                                   --------------    --------------

Net loss                                           $     (503,255)   $     (484,387)
                                                   ==============    ==============
Basic and diluted net loss per common share        $       (0.005)   $       (0.005)
                                                   ==============    ==============

Weighted average number of common shares
  outstanding:
    Basic                                              99,776,704        99,776,704
                                                   ==============    ==============
    Diluted                                            99,776,704        99,776,704
                                                   ==============    ==============

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

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                    STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

                                 Series A Convertible
                                   Preferred Stock                                    Common Stock
                          ----------------------------------    --------------------------------------------------------
                          Number of Shares        Par Value     Number of Shares      Committed Shares        Par Value
                          ----------------       -----------    -----------------     ----------------       -----------
Balance, July 31, 2003             378,061       $       378    $      99,776,704     $      4,115,596       $   103,892

Net loss                                --                --                   --                   --                --
                          ----------------       -----------    -----------------     ----------------       -----------
Balance, July 31, 2004             378,061               378           99,776,704            4,115,596           103,892

Net loss                                --                --                   --                   --                --
                          ----------------       -----------    -----------------     ----------------       -----------
Balance, July 31, 2005             378,061       $       378           99,776,704            4,115,596       $   103,892
                          ----------------       -----------    -----------------     ----------------       -----------

                                       Additional
                                         Paid-in           Stock
                                         Capital        Subscriptions         Deficit           Total
                                     --------------    ---------------     -------------    --------------
Balance, July 31, 2003               $   52,941,367    $          6,750    $ (57,083,169)   $   (4,030,782)

Net loss                                         --                  --         (484,387)         (484,387)
                                     --------------    ----------------    -------------    --------------
Balance, July 31, 2004                   52,941,367               6,750      (57,567,556)       (4,515,169)

Net loss                                         --                  --         (503,255)         (503,255)
                                     --------------    ----------------    -------------    --------------
Balance, July 31, 2005               $   52,941,367    $          6,750    $ (58,070,811)   $   (5,018,424)
                                     --------------    ----------------    -------------    --------------

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                              Years Ending July 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
Cash flows from operating activities:
    Net loss                                              $   (503,255)   $   (484,387)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Bad debt expense                                            --          15,000
           Changes in operating assets and liabilities:
           Accounts receivable                                  (1,600)             --
           Inventories                                           2,666           3,706
           Other current assets                                     --           1,343
        Accounts payable and accrued liabilities               381,767         317,989
                                                          ------------    ------------
    Net cash used in operating activities                     (120,422)       (146,349)
                                                          ------------    ------------

Cash flows from financing activities:
    Proceeds from note payable - related party                 127,844         156,503
    Payments on note payable                                        --          (6,984)
                                                          ------------    ------------

    Net cash provided by financing activities                  127,844         149,519
                                                          ------------    ------------

Net increase in cash                                             7,422           3,170
    Cash, beginning of year                                      5,531           2,361
                                                          ------------    ------------
    Cash, end of year                                     $     12,953    $      5,531
                                                          ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest                                          $         --    $         --
                                                          ============    ============
        Income taxes                                      $         --    $        800
                                                          ============    ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

Organization and Line of Business

American Technologies Group, Inc. (the "Company" or "ATG"), a Nevada corporation, was engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. The Company's proprietary catalyst technology may improve many commercial products including detergents and cosmetics.

The Company largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2003, the Company successfully continued these efforts to settle various pending lawsuits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

To date, the Company has been unable to generate significant cash flows from its business operations. As a result, they have funded their operations through investor financing, including sales of common stock and the exercise of warrants and options. The Company has also used debt to fund their operations. Until such time as they are able to generate significant cash flows from operations through increased sales of their products, they will be required to continue their reliance on investor financing and debt to fund their operations.

Management's Plans

Since its inception, the Company has incurred significant operating losses totaling over $58 million, and at July 31, 2005, has a working capital deficit of $5,018,424, is in default on its convertible debentures (see Note 6 - Convertible Debentures) and has suspended substantive operations. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital and (2) generate significant revenues through its existing assets and operating business. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

On September 7, 2005, the Company through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement" ) with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders were exchanged for $11,000,000. As a result of the Agreement, there was a change in control of the Company. The Company is an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, North Texas shall be the surviving entity. As a result of the restructure and change in control, North Texas is the acquiring entity in accordance with Financial Accounting Standards No. 141, Business Combinations. While the transaction is accounted for using the


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS, continued

purchase method of accounting, in substance the Agreement is a recapitalization of North Texas's capital structure.

Fair Value of Financial Instruments

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

Long-Lived Assets

The Company reviews, as circumstances dictate, the carrying amount of its property and equipment and patents. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. At July 31, 2005, the Company has no long-lived assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over lives from three to seven years. Buildings are depreciated over 30 years. At July 31, 2005, the Company's net book value of property and equipment is $0. There was no depreciation expense during the years ended July 31, 2005 and 2004.

Patents

Patent costs consist primarily of legal and other direct costs incurred by the Company in its efforts to obtain domestic and foreign patents on its products. Periodic review is made of the economic value of patents and adjustments to cost are made as needed where value is reduced. Patents are amortized on a straight-line basis over periods not exceeding seventeen years. At July 31, 2005, the Company does not have any patents.


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

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

Revenue Recognition

The Company recognizes revenue for its products upon shipment of goods to its customers in accordance with Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition.

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented.

Stock-Based Compensation

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


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

At July 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the years ended July 31, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. The Company currently has no items of comprehensive income.

Segments of an Enterprise and Related Information

The Company has adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the geographic regions in which it holds assets and reports revenues and its major customers. The Company operated in one segment during fiscal 2005 and 2004.

--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

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

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As of July31, 2005, the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives.

New Financial Accounting Pronouncements

In May 2003, the FASB issues SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 3 - SUBSEQUENT EVENTS

Acquisition of North Texas Steel Company, Inc.

On September 7, 2005, the Company through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement" ) with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders were exchanged for $11,000,000. As a result of the Agreement, there was a change in control of the Company. The Company is an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, North Texas shall be the surviving entity. As a result of the restructure and change in control, North Texas is the acquiring entity in accordance with Financial Accounting Standards No. 141, Business Combinations. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of North Texas's capital structure.

In  connection  with  the  restructure,   substantially  all  of  the  Company's
previously issued debt as of the date of the accompanying financial statements was forgiven or settled in exchange for equity instruments.

NOTE 4 - ACCRUED PAYROLL AND OTHER ACCRUED LIABILITIES

During 2002, the Company entered into settlement agreements with certain employees. The settlement agreements provided, among other things, that the Company pay the former employees $57,000 in partial settlement of accrued payroll. At July 31, 2005, the Company had accrued $413,243 related to these settlement agreements and such amounts are included in accrued payroll and related liabilities.

See Note 7 Stockholder' Deficit, for further discussion of consideration issued in connection with these settlement agreements.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's chief executive officer, which was later amended and increased to $800,000. The note was due August 8, 2002. As of July 31, 2005, the Company has a balance of $959,121 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. The Company has not paid interest since the fiscal year 2001. Accrued interest on this note totaled $254,554 as of July 31, 2005. Interest expense on the notes payable above totaled $109,240 and $67,795 for the years ended July 31, 2005 and 2004, respectively. (See Note 3 Subsequent Events)


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures are summarized as follows as of July 31, 2005:

      Convertible debentures, 7.5%                                 $      75,000
      Secured subordinated convertible debentures, 8%                  1,334,511
                                                                   -------------

      Total                                                        $   1,409,511
                                                                   =============

The 7.5% convertible debentures matured on October 15, 1999 and were in default. The Company continues to accrue interest on these notes at 7.5%. Accrued interest on these convertible debentures is due on the earlier of conversion or maturity and both the accrued interest and the principal are payable in cash or the Company's common stock at the Company's discretion. The conversion price was equal to the lower of the average closing bid price of the common stock for the five trading days prior to the closing or 75% of the average closing bid price of the common stock for the five trading days prior to conversion.

The outstanding 8% convertible debentures have all matured and are in default. The Company accrues interest at a 20% default interest rate on these debentures. These debentures were convertible at fixed or variable rates at prices ranging from $0.004 to $0.05 per share as of July 31, 2005.

Interest expense related to the convertible debentures during the years ended July 31, 2005 and 2004 totaled $272,527 respectively. Accrued interest on the convertible debentures was $998,527 at July 31, 2005. (See Note 3 Subsequent event)

NOTE 7 - STOCKHOLDERS' DEFECIT

Common Stock

During fiscal 2003, the Company issued 325,000 shares of common stock valued at $1,138 (based on the closing price of the stock on the date of issuance) to a former employee in connection with a settlement for back payroll and legal fees (see Note 4).

Increase in Authorized Shares

On August 30, 2002, the shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 1,000,000,000 shares. The Company has not filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Nevada as of October 26, 2004.

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 7 - STOCKHOLDERS' DEFECIT, continued

The Company has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2005, 378,061 shares of Series A Stock were outstanding with no shares having been converted.

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2005, there is no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2005, there is no Series C Stock issued and outstanding.

Committed Common Stock

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2004, the Company committed to issue 4,115,596 shares of the Company's common stock. At July 31, 2005, the committed shares have not been issued.

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


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 7 - STOCKHOLDERS' DEFECIT, continued

On May 3, 2000, the Board of Directors approved a repricing of 656,500 options held by employees to $0.25 per share. The options were exercisable at $0.75 per share prior to the repricing. No compensation expense was recorded as a result of this transaction as the fair value on the date of repricing was less than the exercise price of the options. However, these options will be subject to variable plan accounting in the future and any subsequent fluctuations in the fair value of the stock above $0.25 per share will result in compensation expense for these options. As of July 31, 2005, no additional compensation expense is required as the fair value of the stock is less than $0.25 per share.

Activity involving options and warrants not covered by the plan are summarized as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                        Number              Price Per
                                                       of Shares              Share
                                                     -------------         ------------
Outstanding and exercisable at Aug 01, 2003              7,303,400         $       0.45
     Granted                                                    --                   --
     Exercised                                                  --                   --
     Canceled                                             (952,500)                 .75
                                                     -------------         ------------

Outstanding and exercisable at July 31, 2004             6,350,900                 0.40
                                                     =============         ============
     Granted                                                    --                   --
     Exercised                                                  --                   --
     Canceled                                           (3,442,400)                (.36)
                                                     -------------         ------------

Outstanding and exercisable at July 31, 2005             2,908,500         $       0.40
                                                     =============         ============

In addition, the Company has 4,100,000 warrants issued to noteholders and consultants that contain variable pricing terms. They are included in the table below based on their exercise price at July 31, 2005.

The following table summarizes information about non-plan stock options and warrants outstanding and exercisable at July 31, 2005:

                                                                  Weighted Average
                                                                Remaining Contractual            Weighted Average
  Range of Exercise Prices          Number of Shares                Life (Years)                  Exercise Price
----------------------------     ----------------------      --------------------------      ------------------------
     $0.004 - $0.30                    1,650,500                        5.19                             $0.08
      $0.75 - $0.75                      817,000                        1.62                              0.75
      $1.00 - $1.40                      416,000                        1.80                              1.21
      $2.25 - $2.25                       25,000                        1.17                              2.25
                                   -------------

                                       2,908,500
                                   =============


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 7 - STOCKHOLDERS' DEFECIT, continued

Stock Subscriptions

As of July 31, 2005, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has $130,800 in unsecured non-interest bearing notes from related parties that are due on demand. (See Note 3 Subsequent event)

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event the Company does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2005. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2005, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2005 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 9 - INCOME TAXES

A provision for income taxes of $0 and $800 (representing minimum state taxes) was recorded in fiscal years 2005 and 2004, respectively.


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 9 - INCOME TAXES, continued

Net temporary differences that give rise to deferred tax assets recognized in the balance sheet are as follows:

      Deferred tax assets:
            Net operating loss carryforward                      $   21,695,000
            Other                                                       350,000
            Valuation allowance                                     (22,045,000)
                                                                 --------------

      Net deferred tax asset                                     $           --
                                                                 ==============

The Company has recorded a valuation allowance to fully offset its deferred tax assets because the realization of the deferred tax assets is uncertain. The deferred tax valuation allowance increased by $75,000 and $170,000 during fiscal years 2005 and 2004, respectively.

As of July 31, 2005, the Company has approximately $53,600,000 of federal operating loss carryforwards that will expire in fiscal years ending 2006 through 2025 and approximately $27,000,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2005 through 2016. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards that are available to offset future income could be severely limited. (See Note 3 Subsequent event)

The difference between the tax provision recorded for financial statements purposes for fiscal 2005 and 2004 and the tax provision/benefit determined by multiplying the Company's pre-tax income/loss by the federal statutory rate is due primarily to a change in the valuation allowance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various lawsuits arising in the normal course of business (see Note 8). Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

Leases

The Company rents office and warehouse space under month-to-month agreements. For the years ended July 31, 2005 and 2004, rent expense totaled approximately $13,500 and $18,000, respectively.


--------------------------------------------------------------------------------

                                               AMERICAN TECHNOLOGIES GROUP, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                      For The Years Ended July 31, 2005 and 2004

================================================================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES, continued

Indemnities and Guarantees

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


--------------------------------------------------------------------------------
                                                                              18