Form 10QSB
period 2005-10-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2005-12-23
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.
(Name of small business issuer in its charter)

Nevada	P.O. BOX 90, MONROVIA, CA 91016	95-4307525
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Issuer's telephone number: (626) 357-5000

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of December 19, 2005 the registrant had 2,775,935 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,368,305
Accounts receivable, net of allowance for doubtful accounts of $52,292	5,888,612
Inventory	1,396,066
Cost and estimated earnings in excess of billings	170,354
Prepaid expenses	290,206
Deferred tax assets	83,324

Total current assets	13,196,867

Cash surrender value of officers life insurance	101,412

Property and equipment, net	2,561,731

Prepaid pension cost	1,325,635

Goodwill	1,366,637
Total assets	$18,552,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,295,400
Accrued expenses	11,240,556
Billings in excess of costs and estimated earnings	2,165,169
Notes payable, current portion, net of discount of $11,735,796	764,204
Payable to related parties	130,800

Total current liabilities	17,596,129

Deferred income taxes	484,856

Total liabilities	18,080,985

Stockholders' equity:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	70,141,518
Accumulated deficit	(69,680,139)
Total stockholders' equity	471,297
Total liabilities and stockholders' equity	$18,552,282

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	2005	2004

Net sales	$3,992,505	$3,611

Cost of sales	3,551,564	1,649

Gross profit	440,941	1,962

Selling, general and administrative expenses	7,332,047	26,374

Operating income	(6,891,106)	(24,412)

Other income (expense)

Interest income	22,751	—
Interest expense	(1,136,418)	(87,142)
Financing costs	(3,450,150)	—
Total other income (expense)	(4,563,817)	(87,142)

Loss before income taxes	(11,454,923)	(111,554)

Provision for income taxes	4,405	0
Net loss	$(11,459,328)	$(111,554)
Loss per share, basic and diluted	$(8.27)	$(0.34)
Weighted average shares outstanding	1,385,112	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,459,328)	$(111,554)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,109	—
Amortization of discount	764,204	—
Interest paid through debt financing	58,500	—
Stock issued for services	12,995	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,546,576)	—
Inventory	354,869	1,445
Costs and earnings in excess of billings	1,441,308	—
Prepaid expenses	(44,229)	—
Increase (decrease) in:
Accounts payable and accrued expenses	10,672,181	87,142
Billings in excess of costs	553,762	—

Net cash used in operating activities	(164,205)	(22,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(204,570)	—
Cash received through acquisition	5,587,017	—
Purchases of property and equipment	(38,601)	—
Net cash provided by investing activities	5,343,846	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	200,000	—
Proceeds of loans	3,731	26,276
Payments on notes	(28,020)	—

Net cash provided by financing activities	175,711	26,276
Net increase in cash	5,355,352	3,309
Cash and cash equivalents, beginning of year	12,953	5,531
Cash and cash equivalents, end of year	$5,368,305	$8,840
Cash paid for interest	$68,917	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
(Unaudited)

							Common Stock
	Preferred Stock Series A		Preferred Stock Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2005, as restated	378,061	$378	—	$—	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	—		150,000	2	—	—	—	—	149,998	—	—	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					—	—			12,500,000			12,500,000

Beneficial conversion feature of preferred stock					—	—	—	—	150,000			150,000

Preferred dividend									—		(150,000)	(150,000)

Net loss											(11,459,328)	(11,459,328)

Balance, October 31, 2005	378,061	$378	$150,000	$2	$2,775,064	$2,774	13,719	$14	$70,141,518	$6,750	$(69,680,139)	$471,297

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)

NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ending October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated July 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The Company largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, the Company successfully continued these efforts to settle various pending lawsuits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

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

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the unaudited condensed consolidated statements of operations since the date of acquisition.

North Texas fabricates structural steel from two locations in Fort Worth, Texas. It contracts with and grants credit to customers in the southwest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of Income on Long-term Construction Contracts

For financial reporting purposes, the Company uses the percentage of completion method of reporting profits on major construction contracts. Under this method, revenues are recognized based on the percentage of costs incurred to date to estimated total cost for each contract. Revisions in estimated contract profits are made in the year in which circumstances requiring the revisions become known. These estimates are subject to change in the near-term and could significantly impact the financial statements. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

On contracts where costs and estimated earnings are in excess of billings, the excess is treated as a current asset. Where billings are in excess of costs and estimated earnings, the excess is treated as a current liability.

These amounts are reflected in the accompanying balance sheet as follows:
2005
Costs and estimated earnings on
uncompleted contracts in excess of billings	$170,354
Billings on uncompleted contracts in
excess of costs and estimated earnings	(2,165,169)

$(1,994,815)

Inventory

Inventory, consisting of raw materials not yet included in contracts in process, is valued at the lower of cost or market on average cost basis.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line and accelerated methods at rates based on estimated useful lives as follows:

Transportation equipment	3 - 6 years
Office furniture and equipment	5 - 10 years
Buildings and improvements	5 - 40 years
Machinery and equipment	3 - 12 years

Cash Flows Presentation

For purposes of the statement of cash flows, time deposits that mature in three months or less are considered cash and cash equivalents.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

At October 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the three month periods ended October 31, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

Derivative Instruments

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As of October 31, 2005, the Company potentially did not have sufficient authorized shares available to settle its open stock-based contracts. Pursuant to EITF Issue No. 00-19, the Company is required to recognize the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and options to purchase common stock) as an asset or liability, and subsequently measure the change in the fair value (based on a Black-Scholes computation), with gains and losses included in a statement of operations. The Company has determined that there is no fair value associated with the freestanding derivatives.

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

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3 - ACQUISITION

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders were exchanged for $11,000,000 in cash. The Company also incurred costs directly attributable to the acquisition of $1,593,370. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the unaudited condensed consolidated statements of operations since the date of acquisition. The total acquisition price of $12,593,370 has been allocated as follows:

Cash	$5,587,017
Other current assets	7,032,333
Property and equipment	2,551,239
Other assets	1,427,048
Goodwill	1,366,637
Current liabilities	(4,886,048)
Other liabilities	(484,856)

Total	$12,593,370

The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with North Texas. Therefore the allocation of the purchase price to the acquisition is subject to revision.

Pro forma unaudited financial information, assuming that the acquisition had occurred as of August 1, 2004 is as follows:

	Three months ended October 31,
	2005	2004
Revenue	$9,491,788	$4,546,637
Net loss	$(1,492,512)	$(11,830,044)
Loss per share	$(.54)	$(4.26)

The unaudited pro forma amounts are not necessarily indicative of the results that would have accrued in the acquisition of north Texas had been completed on the date indicated.

NOTE 4 - CONTRACT RECEIVABLES

At October 31, 2005 trade accounts receivable consist of the following:

2005
Currently receivable on contracts	$4,585,279
Retainage on uncompleted contracts	1,355,625

5,940,904
Less allowance for doubtful accounts	52,292

$5,888,612

NOTE 5 - PROFIT SHARING PLAN

The Company has a  profit sharing and savings plan covering substantially all employees of North Texas. The Company's contribution to the plan is determined annually by the Board of Directors. The Company has made no contributions to the plan for the three month periods ended October 31, 2005 and 2004, respectively.

NOTE 6 - PENSION PLAN

In connection with the acquisition of North Texas, the Company has elected to close the non contributing defined benefit plan to new participants and benefit accruals have been discontinued. Management is currently in the process of terminating the pension plan pursuant to the terms of the North Texas Steel/Omaha Holdings Pension Plan Joint Account Agreement dated September 7, 2005.

NOTE 7 - CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash investments and accounts receivable.

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the three month periods ended October 31, 2005 and 2004 were comprised of 79% (four customers) and 80% (four customers), respectively. The Company purchases materials from major suppliers totaling 46% (three suppliers) and 38% (two suppliers) for the three month periods ended October 31, 2005 and 2004, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL LIABILITIES

During 2002 through 2005, the Company entered into settlement agreements with certain employees, note holders and vendors. During the three months ended October 31, 2005, $289,045 and $248,579 of liability was settled through the issuance of 31,770 and 43,372 shares of common stock related to accounts payable and accrued payroll liabilites, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES

In connection with the closing of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm, the Company's Chairman of the Board of Directors agreed to forgive debt owed to him by our company in the amount of $1,162,732 in consideration of our company issuing 479,221shares of common stock and the Existing Debt Holders transferring 702,840 shares of common stock of our company to Dr. Fromm.

Laurus Financings

The Company entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	a secured revolving note with a principal amount of $7,000,000;
•	a secured convertible term note A with a principal amount of $3,000,000;
•	a secured convertible term note B with a principal amount of $2,000,000;
•	a common stock purchase warrant to purchase 2,865,116 shares of common stock at a purchase price of $.99 per share, exercisable until September 6, 2012; and
•	an option to purchase 10,340,000 shares of common stock, at a purchase price of $.003 per share.

Each of the securities issued to Laurus are convertible into shares of Series D Preferred Stock, and the Series F Preferred Stock with respect to the secured convertible term note B, until such time that we amend our certificate of incorporation to provide for available shares of common stock and the shares of Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are no available shares for conversion.

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

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on September 7, 2008. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the secured convertible minimum borrowing note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $.333, subject to adjustment as described below.

The principal amount of the secured convertible term note A is repayable at the rate of $50,000 per month together with accrued but unpaid interest, commencing on January 1, 2006, which such principal payment increases to $98,275 on April 1, 2006. The monthly amounts shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the prepayment date (the "Laurus Trading Volume Limit"). In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and the Company will be required to pay off the remaining balance of the monthly amount. The secured convertible term note A may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the secured convertible term note A, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.99, subject to adjustment as described below.

The principal amount of the secured convertible term note B is repayable in full on March 6, 2007. Interest on the secured convertible term note B accrues at the rate of 12% during the first year outstanding and 18% thereafter until maturity. On the maturity date, all principal and interest shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the Laurus Trading Volume Limit. In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and the Company will be required to pay off the remaining balance of the monthly amount. The secured convertible term note B may be redeemed by the Company in cash by paying the holder 100% of the principal amount, plus accrued interest. The holder of the secured convertible term note B may require the Company to convert all or a portion of the secured convertible term note B, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.333.

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

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time we amends our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

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

The Gryphon Notes bear interest at 12%, mature one year from the date of issuance, and are convertible into the Company's common stock, at Gryphon's option, at a conversion price of $.333. Based on this conversion price, the Gryphon Notes in the amount of $500,000 excluding interest, are convertible, upon the Company increasing its authorized shares of common stock, into 1,501,501 shares of the Company's common stock. On the maturity date of the Gryphon Notes, the Gryphon Notes shall automatically convert into shares of common stock in the event that the average market price for the five days preceding the maturity date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the maturity date (the "Trading Volume Limit"). In the event that the conversion exceeds the Trading Volume Limit, then Gryphon will only be required to convert the portion of the Gryphon Notes up to the Trading Volume Limit and the Company will be required to pay off the remaining balance.

The Company may prepay the Gryphon Notes. In addition, the Company has granted Gryphon a security interest in substantially all of the Company's assets as well as registration rights. Gryphon's rights to any security interest are subordinated to that of Laurus Master Fund, Ltd.

The Gryphon Warrants are exercisable from the date of issuance through February 28, 2007 at an exercise price of $.333 per share. The Gryphon Options are exercisable at an exercise price of $.003 per share.

Discount on Debt

The Company has valued the warrants and options issued with the Laurus and Gryphon financings using the Black Sholes pricing model. The value has been recorded at $12,500,000, the proceeds of the debt. The resulting discount of $12,500,000 is being amortized over the term of the debt instruments.

Pending Laurus registration rights amendment:

The terms of the Registration Rights Agreements dated September 7, 2005 entered with three investors in conjunction with the Company's acquisition of North Texas required the Company to register shares of the Company's Common Stock. Such Common Stock would be issuable to the holders of the Revolving Loans evidenced by a Minimum Borrowing Note and various term notes. The original documents provided for a Registration Statement with respect to such shares to be filed with the Securities and Exchange Commission within 45 days of the issuance of the Minimum Borrowing Note and the term notes. The Registration Rights Agreement specified liquidated damages amounting to 1% of the outstanding balance for the initial 30 days, 1.5% for the second 30 days and 2% thereafter if the Registration Statement was not timely filed. In October 2005, Laurus Master Funds, Ltd., the holder of the Minimum Borrowing Note and a majority of the term notes, verbally agreed to defer the deadline for filing the Registration Statement. The details formalizing the postponement are currently subject to negotiation and finalization. The Company does not consider itself subject to any liquidated damage liability, and has therefore not recorded any provision related to the registration rights during the three months ended October 31, 2005. The other note holder Gryphon has not wiaved  their rights under their Registration Rights Agreement. Any liquidated damage liability accruing through October 31, 2005 is insignificant.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, with a par value of $.001 per share. On December 5, 2005 the Company effected a one (1) for three hundred (300) reverse stock split of its issued and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references to the financial statements and notes for financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but unissued shares of common stock. The Luther Shares have been valued at $6,863,745 and have been recorded as an accrued expense in the financial statements at October 31, 2005.

Collateral

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed, upon amending our certificate of incorporation to provide for authorized but unissued shares, to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been recorded as an accrued expense in the financial statements at October 31, 2005.

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

The Company has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of October 31, 2005, there is no Series B Stock issued and outstanding.

The Company has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of October 31, 2005, there is no Series C Stock issued and outstanding.

The Company has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of October 31, 2005, there is no Series D Stock issued and outstanding.

The Company has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of October 31, 2005, there are 1,500 shares of Series E Stock issued and outstanding.

The Company has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of October 31, 2005, there is no Series F Stock issued and outstanding.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

In November 2001, the Company signed an unsecured promissory note for borrowings of up to $400,000 with a third party who has since become the Company's Chairman of the Board of Directors, which was later amended and increased to $800,000. The note was due August 8, 2002. As of July 31, 2005, the Company has a balance of $959,121 under the promissory note. Borrowings bear interest at 9% per annum with interest payments due monthly. During the three months ended October 31, 2005 an additional $9,117 of interest was accrued, and the Company received an additional $3,731 in advances and repaid $28,020 in cash. The remaining principal balance of $934,832 plus accrued interest of $263,671 was settled through the issuance of 1,182,062 shares of common stock.

The Company has $130,800 in unsecured non-interest bearing notes payable to related parties that are due on demand.

On March 1, 1994, the Company entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, the Company will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on the Company's net sales from exploitation of Baser technology. In the event the Company does not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through October 31, 2005. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of October 31, 2005, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should the Company receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of Common Stock, a royalty of five percent of the Company's net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through October 31, 2005 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

SUMMARY of RECENT TRANSACTIONS

North Texas Transaction

On September 7, 2005, through Omaha, our wholly owned subsidiary, we entered into the Agreement with the shareholders (the "North Texas Shareholders") of North Texas. Under the terms of the agreement, Omaha acquired 100% of the common stock of North Texas in exchange for the payment of the Purchase Price. North Texas is engaged in the business of steel fabrication and is based in Fort Worth, Texas. We completed the acquisition of North Texas on September 7, 2005. The Purchase Price was paid as follows:

•	$9,150,000 was paid to the North Texas Shareholders;
•
$1,350,000 was paid to an account designated pursuant to the terms of the North Texas Steel/Omaha Holdings Pension Plan Joint Account Agreement dated September 7, 2005 (the "Pension Plan Agreement"); and

•	$500,000 was paid to an account designated pursuant to the terms of the North Texas Steel/Omaha Holdings Indemnity Joint Account Agreement dated September 7, 2005 (the "Indemnity Agreement").

Each of the North Texas Shareholders, in connection with the acquisition, have entered into standard non-compete/non-solicitation arrangements.

Concurrently with the acquisition of North Texas, we entered into the following agreements:

Laurus Financings

We entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	a secured revolving note with a principal amount of $7,000,000;
•	a secured convertible term note A with a principal amount of $3,000,000;
•	a secured convertible term note B with a principal amount of $2,000,000;
•	a common stock purchase warrant to purchase 2,865,116 shares of common stock at a purchase price of $.90 per share, exercisable until September 6, 2012; and
•	an option to purchase 10,340,000 shares of common stock, at a purchase price of $.003 per share.

Each of the securities issued to Laurus are convertible into shares of Series D Preferred Stock, and the Series F Preferred Stock with respect to the secured convertible term note B, until such time that we amend our certificate of incorporation to provide for available shares of common stock and the shares of Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are no available shares for conversion.

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time we amends our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

Nite Capital Financing

On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each share of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that we have increased our authorized shares of common stock to provide for authorized but unissued shares of common stock. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

Existing Debt Conversions

In connection with the closing of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,182,062 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by our company in the amount of $1,162,732 in consideration of our company issuing 479,221 shares of common stock and the Existing Debt Holders transferring 702,840 shares of common stock of our company to Dr. Fromm.

Fromm Consulting Agreement

On September 6, 2005, we entered into a consulting agreement with Dr. Fromm which is for a term of six months and which provides a monthly fee of $15,000. On November 15, 2005 William Plamondon became the CEO with Dr. Fromm remaining as Chairman of ATG as well as becoming Chairman of the Audit Committee (without change in his total compensation of $15,000 monthly).” The consulting arrangement shall automatically renew for six month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to our filing an amendment to our certificate of incorporation to provide for an adequate amount of authorized but unissued shares of common stock. In addition to other designations, Luther Capital agreed to transfer 479,295 shares of common stock to Dr. Fromm, 794,361 shares of common stock to Thomas E. Durkin, III, 158,872 shares of common stock to D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests, and 794,361 shares of common stock to RI Heller Co. LLC, a limited liability company of which Mr. William N. Plamondon, III owns a majority of the outstanding membership interests. Messrs. Plamondon, Durkin and Fromm are executive officers and/or directors of our company.

GENERAL OVERVIEW

From February 2002 through its acquisition of North Texas in September 2005, the Comapny largely had ceased its historical operations and incurred nominal operating expenses, primarily related to the maintenance of its corporate existence.

The following analysis of the consolidated results of operations includes the Company and its wholly-owned subsidiaries Omaha Holdings Corporation and North Texas.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

Significant portions of North Texas' revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the proportional amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended October 31, 2005 to the Quarter Ended October 31, 2004

Results of Operations

North Texas Steel Corporation

For the period up to the acquisition of North Texas on September 7, 2005, the Company had limited operations.  Since the acquisition was accounted for in accordance with the purchase method of accounting and its results of operations are included in the accompanying statements of operations from the date of acquisition.  As a result of the acquisition, the North Texas operations became the Company's primary operating segment.  Accordingly, period to period comparisons are not meaningful.

Revenues

Revenues for the quarter ended October 31, 2005 were heavily influenced by the acquisition of North Texas Steel and accordingly period to period comparisons are not meaningful. From the date of acquisition through October 31, 2005.  North Texas’ revenues were approximately $ 3,992,000. The increase in revenues resulted from North Texas bidding and successfully being awarded contracts in 2005. Approximately 50% of the increase in revenues exceeded North Texas’ manufacturing capacity and resulted in the need to subcontract the manufacturing with third parties.

Cost of Sales

The cost of sales for the quarter ended October 31, 2005  was approximately $3,551,000. The Company's gross margin was $440,000 or 11% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarter ended October 31, 2005 selling , general and administrative expenses were approximately $7,332,000, which consist of marketing costs and the costs of non-employee equity compensation to consultants aggregating $6,900,000.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

As the direct result of acquiring North Texas and the related financing the Company incurred the following non-operating charges in the quarter ended October 31, 2005:

•	Amortization of discount of $764,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approxiamtely $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of June 30, 2005, ATG had $ 5.368 million in cash and equivalents but its current working capital was a deficiency of $4.623 million. While in prior periods, we have had sufficient cash on hand to meet its obligations, as a result of the recapitalization, we will not have funds to meet its future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

If in the future, if we are not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, we may have to raise funds to continue our operations.

While the Company has continued to raise capital to meet its working capital requirements, additional financing is required in order to meet future needs. There are no assurances the Company will be successful in raising the funds required and any equity raised would be substantially dilutive to existing shareholders.

The Company's independent certified public accountants have stated in their report included in the Company's July 31, 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Concurrent with our aquisition of North Texas in September 2005, we entered into a series of financing agreements, which are summarized as follows:

Laurus Financings

Concurrently with the closing of the acquisition of North Texas, we entered into agreements with Laurus pursuant to which we sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	a secured revolving note with a principal amount not to exceed $7,000,000;
•	a secured convertible term note A with a principal amount of $3,000,000;
•	a secured convertible term note B with a principal amount of $2,000,000;
•	a common stock purchase warrant to purchase 2,865,116 shares of common stock, at a purchase price of $.99 per share, exercisable until September 6, 2012; and
•	an option to purchase 10,340,000 shares of common stock, at a purchase price of $.003 per share.

Each of the securities issued to Laurus are convertible into shares of Series D Preferred Stock, and the Series F Preferred Stock with respect to the secured convertible term note B, until such time that we amend our certificate of incorporation to provide authorized but unissued shares of common stock and the shares of Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

We are permitted to borrow an amount based upon its eligible accounts receivable, as defined in the agreements with Laurus. We must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. Our obligation under all notes are secured by all of the assets of our company, including but not limited to inventory, accounts receivable and a pledge of the stock of Omaha and North Texas. The minimum borrowing notes, the secured revolving notes and the secured convertible term note A mature on September 6, 2008. Annual interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 8.25%, subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is payable monthly in arrears on the first day of each month, which commenced on October 1, 2005.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on September 6, 2008. The secured convertible minimum borrowing note may be redeemed by us in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the secured convertible minimum borrowing note may require us to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $.99, subject to adjustment as described below.

The principal amount of the secured convertible term note A is repayable at the rate of $50,000 per month together with accrued but unpaid interest, commencing on January 1, 2006, which such principal payment increases to $98,275 on April 1, 2006. The monthly amounts shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the prepayment date (the "Laurus Trading Volume Limit"). In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and we will be required to pay off the remaining balance of the monthly amount. The secured convertible term note A may be redeemed by our company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the term note may require our company to convert all or a portion of the secured convertible term note A, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $0.0033, subject to adjustment as described below.

The principal amount of the secured convertible term note B is repayable in full on March 6, 2007. Interest on the secured convertible term note B accrues at the rate of 12% during the first year outstanding and 18% thereafter until maturity. On the maturity date, all principal and interest shall automatically convert into shares of common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the Laurus Trading Volume Limit. In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and we will be required to pay off the remaining balance of the monthly amount. The secured convertible term note B may be redeemed by our company in cash by paying the holder 100% of the principal amount, plus accrued interest. The holder of the secured convertible term note B may require our company to convert all or a portion of the secured convertible term note B, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.333.

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

Laurus has contractually agreed to restrict its ability to convert the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of our company which such restriction shall automatically become null and void following notice to us upon occurrence of an event of default under the agreements with Laurus or upon 75 days prior notice to our company.

We are obligated to file a registration statement registering the resale of shares of our common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by October 21, 2005, or declared effective by January 4, 2006, or if the registration is suspended other than as permitted, in the registration rights agreement between us and Laurus, we are obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

We may prepay the notes held by Laurus. In addition, we have granted Laurus a security interest in substantially all of our assets and our subsidiaries' assets. Further, Laurus has a first lien on North Texas' property located at 412 West Bolt Street, Fort Worth Texas and 4410 Marsalis Street, Forth Worth, Texas and Laurus has obtained a first lien on real property owned by Patricia and Charles Matteson located at 160 Rose Hill Road, Southport, Connecticut in connection with the secured convertible term note B.

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into the Security Agreements with GSSF and GMF for the sale of an aggregate of the following:

•	$500,000 in the Gryphon Term Notes;
•	common stock purchase warrants to purchase 5,997,547 shares of common stock; and
•	options to purchase 935,000 shares of common stock (the "Gryphon Options").

The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time that we amend our certificate of incorporation to provide for authorized and unissued shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

The Gryphon Notes bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at Gryphon's option, at a conversion price of $.333. Based on this conversion price, the Gryphon Notes in the amount of $500,000 excluding interest, are convertible, upon our implementing the reverse stock split, into 1,501,501 shares of our common stock. On the maturity date of the Gryphon Notes, the Gryphon Notes shall automatically convert into shares of common stock in the event that the average market price for the five days preceding the maturity date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the maturity date (the "Trading Volume Limit"). In the event that the conversion exceeds the Trading Volume Limit, then Gryphon will only be required to convert the portion of the Gryphon Notes up to the Trading Volume Limit and we will be required to pay off the remaining balance.

We may prepay the Gryphon Notes. In addition, we have granted Gryphon a security interest in substantially all of our assets as well as registration rights. Gryphon's rights to any security interest are subordinated to that of Laurus Master Fund, Ltd.

The Gryphon Warrants are exercisable from the date of issuance through February 28, 2007 at an exercise price of $.333 per share. The Gryphon Options are exercisable at an exercise price of $.003 per share.

Gryphon has contractually agreed to restrict their ability to convert or exercise the Gryphon Notes, the Gryphon Warrants and Gryphon Options and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), we shall recognize an imbedded beneficial conversion feature present in the Laurus and Gryphon financings, along with the values attributed to the warrants issued . We will allocate a portion of the proceeds equal to the intrinsic value of that feature and the warrants to additional paid-in capital. We will recognize and measure an aggregate of $12,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature will amortized over the Convertible Notes' maturity period (12 to 30 months) as interest expense, approximating $1,250,000 per quarter.

Nite Capital Financing

On September 7, 2005, Nite purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of our company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

Existing Debt Conversions

In connection with the closing of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by our company in the amount of $1,162,732 in consideration of our company issuing 479,221 shares of common stock and the Existing Debt Holders transferring 702,840 shares of common stock of our company to Dr. Fromm.

Off- Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

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

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under SFAS 129, "Disclosure of Information about Capital Structure," Relating to Contingently Convertible Securities." The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. We are in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company's financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. We adopted this standard as of September 2004. We have reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to our historical results is required, therefore, adoption of this EITF did not have a material effect on our financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

update

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

On November 17, 2005, Lawrence J. Brady, filed a complaint with the Superior Court of the State of California, County of Los Angeles. Mr. Brady is alleging a breach of contract and a breach of statutory duty. Mr. Brady is seeking damages in the approximate amount of $312,000 in connection with the alleged breach of his employment agreement and the related termination agreement. The Company believes it has meritorious defenses and intends to vigorously defend against this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Laurus Financings

We entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	a secured revolving note with a principal amount of $7,000,000;
•	a secured convertible term note A with a principal amount of $3,000,000;
•	a secured convertible term note B with a principal amount of $2,000,000;
•	a common stock purchase warrant to purchase 2,865,116 shares of common stock at a purchase price of $0.99 per share, exercisable until September 6, 2012; and
•	an option to purchase 10,340,000 shares of common stock, at a purchase price of $0.003 per share.

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon".

Nite Capital Financing

On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each share of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $0.33. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

Existing Debt Conversions

In connection with the closing of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by our company in the amount of $1,162,732 in consideration of our company issuing 479,221 shares of common stock and the Existing Debt Holders transferring 702,840 shares of common stock of our company to Dr. Fromm.

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer 479,295 shares of common stock to Dr. Fromm, 794,361 shares of common stock to Thomas E. Durkin, III, 158,872 shares of common stock to D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests , and 794,361 shares of common stock to RI Heller LLC, a limited liability company of which Mr. William N. Plamondon, III owns a majority of the outstanding membership interests. Messrs. Plamondon, Durkin and Fromm are executive officers and/or directors of our company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a Certificate of Amendment to its Certificate of Incorporation ("Amendment") with the Secretary of State of the State of Nevada that was effective December 5, 2005. The Amendment was filed to effect a reverse split of the issued and outstanding common shares of the Company whereby every 300 shares of common stock held were exchanged for one share of common stock. Any shareholder that holds a fractional shares as a result of the reverse split will receive a whole share in lieu of a fractional share. As a result, the issued and outstanding shares of common stock were reduced from 832,520,612 prior to the reverse split to approximately 2,775,069 following the reverse stock split and the Company’s quotation symbol on the OTC Bulletin Board changed from “ATEG” to “ATGR”. The authorized capital of the Company will remain at 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. The reverse split was approved by the written consent by stockholders of the Company holding a majority of the outstanding shares of common stock of the Company, dated as of September 28, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.

BY:	/S/ William N. Plamondon, III
William N. Plamondon, III
CHIEF EXECUTIVE OFFICER

BY:	/S/ Frank Jackson
Frank Jackson
CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER

DATE: December 20, 2005