Form 10QSB
period 2006-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2006-03-22
CIK 878547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of March 17 , 2006 the registrant had 2,775,064 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No x☒

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AMERICAN TECHNOLOGIES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEET JANUARY 31, 2006 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,846,529
Accounts receivable, net of allowance for doubtful
accounts of $52,292	5,668,334
Inventory	2,036,056
Cost and estimated earnings in excess of billings	122,093
Prepaid expenses	225,089
Deferred tax assets	83,324

Total current assets	11,981,425

Cash surrender value of officers' life insurance	101,412

Property and equipment, net	2,520,195

Prepaid pension cost	1,325,635

Goodwill	1,366,637

Total assets	$17,295,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,918,353
Accrued expenses	10,997,205
Billings in excess of costs and estimated earnings	2,470,617
Notes payable, current portion, net of
discount of $10,433,820	2,016,180
Payable to related parties	130,800
Income taxes payable	3

Total current liabilities	18,533,158

Deferred income taxes	484,856

Notes payable, long term portion, net of
discount of $x,xxx,xxx

Total liabilities	19,018,014

Stockholders' equity:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	70,141,518
Accumulated deficit	(71,874,146)

Total stockholders' equity	(1,722,710)

Total liabilities and stockholders' equity	$17,295,304

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

AMERICAN TECHNOLOGIES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005 (Unaudited)

	Three Months ended January 31,		Six Months ended January 31,
	2006	2005	2006	2005

Net sales	$6,313,535	$2,761	$10,306,040	$6,372

Cost of sales	5,561,793	593	9,113,357	2,242

Gross profit	751,742	2,168	1,192,683	4,130

Selling, general and administrative expenses	1,376,837	26,476	8,708,884	52,850

Operating income	(625,095)	(24,308)	(7,516,201)	(48,720)

Other income (expense)

Interest income	36,557	—	59,308	—
Interest expense	(1,593,169)	(87,724)	(2,729,587)	(174,866)
Financing costs	—	—	(3,450,150)	—

Total other income (expense)	(1,556,612)	(87,724)	(6,120,429)	(174,866)

Loss before income taxes	(2,181,707)	(112,032)	(13,636,630)	(223,586)

Provision for income taxes	7,500	—	11,905	—

Net loss	(2,189,207)	(112,032)	(13,648,535)	(223,586)

Preferred dividend	3,000	—	154,800	—

Net loss attributable to common shareholders	$(2,192,207)	$(112,032)	$(13,803,335)	$(223,586)

Loss per share, basic and diluted	(0.79)	(0.34)	(6.54)	(0.67)

Weighted average shares outstanding	2,788,783	332,589	2,086,947	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,648,535)	$(223,586)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,645	—
Amortization of discount	2,066,180	—
Interest paid through debt financing	58,500	—
Stock issued for services	12,995	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,326,298)	—
Inventory	(285,121)	1,859
Costs and earnings in excess of billings	1,489,569	—
Prepaid expenses	20,888	—
Increase (decrease) in:
Accounts payable and accrued expenses	10,046,986	174,866
Billings in excess of costs	859,210	—

Net cash used in operating activities	(1,635,981)	(46,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(204,570)	—
Cash received through acquisition	5,587,017	—
Purchases of property and equipment	(38,601)	—

Net cash provided by investing activities	5,343,846	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
Proceeds from issuance of notes	200,000	—
Proceeds of loans	3,731	52,090
Payments on notes	(78,020)	—

Net cash provided by financing activities	125,711	52,090

Net increase in cash	3,833,576	5,229

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$3,846,529	$10,760

Cash paid for:
Interest	$435,527	$—
Income taxes	—	—

The acompanying footnotes are an intergral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Subscriptions	Accumulated Deficit	Total

Balance, July 31, 2005	378,061	$378	—	$—	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	—		150,000	2	—	—	—	—	149,998	—	—	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and
accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					—	—			12,500,000			12,500,000

Beneficial conversion feature of preferred stock					—	—	—	—	150,000			150,000

Preferred dividend									—		(154,800)	(154,800)

Net loss											(13,648,535)	(13,648,535)

Balance, January 31, 2006	378,061	378	150,000	2	2,775,064	2,774	13,719	14	70,141,518	6,750	(71,874,146)	(1,722,710)

The acompanying footnotes are an intergral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated July 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of Income on Long-term Construction Contracts

For financial reporting purposes, the Company uses the percentage of completion method of reporting profits on major construction contracts. Under this method, revenues are recognized based on the percentage of costs incurred to date to estimated total cost for each contract. Revisions in estimated contract profits are made in the period in which circumstances requiring the revisions become known. These estimates are subject to change in the near-term and could significantly impact the financial statements. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

On contracts where costs and estimated earnings are in excess of billings, the excess is treated as a current asset. Where billings are in excess of costs and estimated earnings, the excess is treated as a current liability.

These amounts are reflected in the accompanying balance sheet as follows:

January 31, 2006
Costs and estimated earnings on
uncompleted contracts in excess of billings	$122,093
Billings on uncompleted contracts in
excess of costs and estimated earnings	(2,470,617)

$(2,348,524)

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Common shares outstanding	2,788,783	332,589	2,086,947	332,589
Options shares deemed outstanding	935,000	-	746,984	-

Total shares outstanding for computation	3,723,783	332,589	2,833,931	332,589

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

At January 31, 2006, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the three and six month periods ended January 31, 2006 and 2005, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

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

NOTE 3 - ACQUISITION

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000 in cash. The Company also incurred costs directly attributable to the acquisition of $1,593,370. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the unaudited condensed consolidated statements of operations since the date of acquisition. The total acquisition price of $12,593,370 has been allocated as follows:

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

Pro forma unaudited financial information, assuming that the acquisition had occurred as of August 1, 2004 is as follows:

	Six months ended January 31,		Three months ended January 31,
	2006	2005	2006	2005
Revenues	$15,805,323	$12,080,393	$6,313,535	$5,883,590
Net (Loss) income	(13,589,311)	8,216	(2,189,207)	50,321
(Loss) income per Share	$(4.79)	$0.02	$(0.59)	$$0.15

The unaudited pro forma amounts are not necessarily indicative of the results that would have accrued in the acquisition of North Texas had been completed on the date indicated.

NOTE 4 - CONTRACT RECEIVABLES

At January 31, 2006 trade accounts receivable consist of the following :

2005
Currently receivable on contracts	$4,297,568
Retainage on uncompleted contracts	1,423,058

5,720,626
Less allowance for doubtful accounts	(52,292)

$5,668,334

NOTE 5 - PROFIT SHARING PLAN

The Company has a profit sharing and savings plan covering substantially all employees of North Texas. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for the three and six month periods ended January 31, 2006 and 2005, respectively.

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the six month periods ended January 31, 2006 and 2005 were comprised of 83% (five customers) and 82% (four customers), respectively. The Company purchases materials from major suppliers totaling 37% (six suppliers) and 32% (eleven suppliers) for the six month periods ended January 31, 2006 and 2005, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL LIABILITIES

During 2002 through 2005, the Company entered into settlement agreements with certain employees, note holders and vendors. During the six months ended January 31, 2006, $289,045 and $248,579 of liability was settled through the issuance of 31,770 and 43,372 shares of common stock related to accounts payable and accrued payroll liabilities, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES

In connection with the consummation of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all indebtedness including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm, the Company's Chairman of the Board of Directors agreed to exchange indebtedness owed to him by the Company in the amount of $1,162,732 in consideration for the issuance of 479,221shares of the Company’s common stock and the transfer from Existing Debt Holders 702,840 shares of the Company’s common stock.

 Laurus Financings

In connection with the acquisition of North Texas, the Registrant entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company issued convertible debt, a warrant and an option to purchase shares of the Company’s Common Stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	Secured revolving note in the original principal amount of $7,000,000;
•	Secured convertible term note A in the original principal amount of $3,000,000;
•	Secured convertible term note B in the original principal amount of $2,000,000;
•	Common stock purchase warrant to purchase 2,865,116 shares of the Company’s Common Stock at a purchase price of $.99 per share, exercisable until September 6, 2012; and
•	Option to purchase 10,340,000 shares of the Company’s Common Stock, at a purchase price of $.003 per share

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

Gryphon Financing

In connection with the acquisition of North Texas Steel, the Registrant entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time we amends our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

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

Discount on Debt

The Company has valued the warrants and options issued with the Laurus and Gryphon financings using the Black Sholes pricing model. The value has been recorded at $12,500,000, the proceeds of the debt. The resulting discount of $12,500,000 will be amortized over the term of the debt instruments.

Pending Laurus Registration Rights Amendment:

In connection with the Laurus financing, the Company entered into a Registration Rights Agreement with three investors in conjunction with the Company's acquisition of North Texas requiring the Company to register shares of the Company's Common Stock. Such Common Stock would be issuable to the holders of the Revolving Loans evidenced by a Minimum Borrowing Note and various term notes. The Agreements provide for a Registration Statement with respect to such shares to be filed with the Securities and Exchange Commission within 45 days of the issuance of the Minimum Borrowing Note and the term notes. The Registration Rights Agreement specified liquidated damages amounting to 1% of the outstanding balance for the initial 30 days, 1.5% for the second 30 days and 2% thereafter if the Registration Statement was not timely filed.

Luther Consulting Agreement

In connection with the acquisition of North Texas Steel, the Registrant entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. The Luther Shares have been valued at $6,863,745, are recorded as an accrued expense at January 31, 2006 and have been charged to operations during the six months ended January 31, 2006.

Nite Capital Financing

In connection with the acquisition of North Texas, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

Fromm Consulting Agreement

In connection with the acquisition of North Texas, the Company entered into a consulting agreement with Dr. Fromm for a term of six months and which provides for a monthly fee of $15,000. The consulting arrangement shall automatically renew for six month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

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

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. The Luther Shares have been valued at $6,863,745 and have been recorded as an accrued expense in the financial statements at October 31, 2005.

Collateral

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed, upon amending our certificate of incorporation to provide for authorized but un-issued shares, to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been recorded as an accrued expense in the financial statements at October 31, 2005.

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

Each of the North Texas Shareholders, in connection with the acquisition, has entered into standard non-compete/non-solicitation arrangements.

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

Nite Capital Financing

On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each share of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that we have increased our authorized shares of common stock to provide for authorized but un-issued shares of common stock. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

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

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to our filing an amendment to our certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. In addition to other designations, Luther Capital agreed to transfer 479,295 shares of common stock to Dr. Fromm, 794,361 shares of common stock to Thomas E. Durkin, III, 158,872 shares of common stock to D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests, and 794,361 shares of common stock to RI Heller Co. LLC, a limited liability company of which Mr. William N. Plamondon, III owns a majority of the outstanding membership interests. Messrs. Plamondon, Durkin and Fromm are executive officers and/or directors of our company.

GENERAL OVERVIEW

From February 2002 through its acquisition of North Texas in September 2005, the Company largely had ceased its historical operations and incurred nominal operating expenses, primarily related to the maintenance of its corporate existence.

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

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended January 31, 2006 to the Quarter Ended January 31, 2005

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

Revenues

Revenues for the quarter ended January 31, 2006 were heavily influenced by the acquisition of North Texas Steel and accordingly period to period comparisons are not meaningful. The Company’s revenues were approximately $ 6,314,000 and resulted from North Texas’ operations.

Cost of Sales

The cost of sales for the quarter ended January 31, 2006 was approximately $5,562,000. The Company's gross margin was $752,000 or 11.9% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarter ended January 31, 2006 selling, general and administrative expenses were approximately $1,377,000, which consist primarily from administrative expenses. Included in these expenses were one time charges (aggregating $431,000) incurred in conjunction with potential acquisitions that were not consummated.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended January 31, 2006 is the periodic non-cash amortization of the discount ($1,302,000) related to the North Texas acquisition.

Comparison of the Six Months Ended January 31, 2006 to the Six Months Ended January 31, 2005

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

Revenues

Revenues for the six months ended January 31, 2006 were heavily influenced by the acquisition of North Texas Steel and accordingly period to period comparisons are not meaningful. The Company’s revenues were approximately $10,306,000 and resulted primarily from North Texas’ operations.

Cost of Sales

The cost of sales for the six months ended January 31, 2006 was approximately $9,113,000 and resulted in a gross margin of $1,193,000 or 11.5% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the six month period ended January 31, 2006 selling, general and administrative expenses were approximately $8,709,000, which consists primarily from administrative expenses and other expenses, such as non-employee equity compensation to consultants aggregating $6,900,000 and other non-recurring expenses (aggregating $431,000) incurred in conjunction with potential acquisitions that were not consummated.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended January 31, 2006 is the periodic non-cash amortization of the discount ($2,066,000) related to the notes issued in connection with the North Texas acquisition.

As the direct result of acquiring North Texas and the related financing the Company incurred the following non-operating charges in the six months ended January 31, 2006:

•	Amortization of discount of $2,066,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approximately $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of January 31, 2006, the Company had $ 3.85 million in cash and equivalents but its current working capital was a deficiency of $6.55 million. While in prior periods, we have had sufficient cash on hand to meet its obligations, as a result of the recapitalization, we will not have funds to meet its future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

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

Concurrent with our acquisition of North Texas in September 2005, we entered into a series of financing agreements, which are summarized as follows:

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

Each of the securities issued to Laurus are convertible into shares of Series D Preferred Stock, and the Series F Preferred Stock with respect to the secured convertible term note B, until such time that we amend our certificate of incorporation to provide authorized but un-issued shares of common stock and the shares of Series D Convertible Preferred Stock and the Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

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

The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time that we amend our certificate of incorporation to provide for authorized and un-issued shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), we shall recognize an imbedded beneficial conversion feature present in the Laurus and Gryphon financings, along with the values attributed to the warrants issued . We will allocate a portion of the proceeds equal to the intrinsic value of that feature and the warrants to additional paid-in capital. We will recognize and measure an aggregate of $12,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature will amortize over the Convertible Notes' maturity period (12 to 30 months) as interest expense, approximating $1,250,000 per quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Laurus Financings

On September 7, 2005, in connection with the acquisition of North Texas, we entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

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

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer 479,295 shares of common stock to Dr. Fromm, 794,361 shares of common stock to Thomas E. Durkin, III, 158,872 shares of common stock to D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests , and 794,361 shares of common stock to R.I. Heller &Co., LLC, a limited liability company of which Mr. William N. Plamondon, III owns a majority of the outstanding membership interests. Messrs. Plamondon, Durkin and Fromm are executive officers and/or directors of our company.

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

AMERICAN TECHNOLOGIES GROUP, INC.

By:	/s/ William n. Plamondon, III
William N. Plamondon, III CHIEF EXECUTIVE OFFICER

By:	/s/ Frank C. Jackson
Frank C. Jackson CHIEF FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER

DATE: March 22, 2006