Form 10QSB
period 2006-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2006-06-19
CIK 878547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of June 12 , 2006 the registrant had 2,775,064 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No x ☒

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

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,891,099
Restricted cash	280,000
Accounts receivable, net of allowance for doubtful
accounts of $52,292	5,694,685
Inventory	2,785,651
Cost and estimated earnings in excess of billings	600,799
Prepaid expenses	212,932

Total current assets	13,465,166

Cash surrender value of officers' life insurance	101,412

Property and equipment, net	2,726,398

Deferred loan costs, net	96,914
Deferred tax assets	83,324
Prepaid pension cost	1,325,635
Goodwill	1,366,637

Total assets	$19,165,486

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,210,263
Accrued expenses	11,327,693
Billings in excess of costs and estimated earnings	1,486,344
Notes payable, current portion, net of
discount of $2,507,046	1,672,254
Payable to related parties	130,800

Total current liabilities	17,827,354

Deferred income taxes	484,856

Notes payable, long term portion, net of discount of $6,853,881	1,793,069
Total liabilities	20,105,279

Stockholders' deficit:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	72,218,011
Accumulated deficit	(73,167,722)

Total stockholders' deficit	(939,793)

Total liabilities and stockholders' deficit	$19,165,486

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2006 AND 2005
(Unaudited)

	Three Months ended April 30,		Nine Months ended April 30,
	2006	2005	2006	2005

Net sales	$6,430,604	$1,013	$16,736,644	$7,385

Cost of sales	5,611,395	807	14,724,752	3,049

Gross profit	819,209	206	2,011,892	4,336

Selling, general and administrative expenses	527,716	59,863	9,236,600	112,713

Operating income	291,493	(59,657)	(7,224,708)	(108,377)

Other income (expense)

Gain on settlement of debt and other liabilities	-	843,158	-	843,158
Interest income	28,898	-	88,206	-
Interest expense	(1,583,292)	(112,116)	(4,312,879)	(286,982)
Financing costs	(19,175)	-	(3,469,325)	-

Total other income (expense)	(1,573,569)	731,042	(7,693,998)	556,176

Loss before income taxes	(1,282,076)	671,385	(14,918,706)	447,799

Provision for income taxes	7,500	-	19,405	-

Net loss	(1,289,576)	671,385	(14,938,111)	447,799

Preferred dividend	4,000	-	158,800	-

Net loss attributable to common shareholders	$(1,293,576)	$671,385	$(15,096,911)	$447,799

Loss per share, basic and diluted	$(0.35)	$2.02	$(4.78)	$1.35

Loss per share attributable to common
shareholders, basic and diluted	$(0.35)	$2.02	$(4.83)	$1.35

Weighted average shares outstanding	3,723,783	332,589	3,124,029	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2006 AND 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,938,111)	$447,799
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	98,767	-
Amortization of discount	3,340,566	-
Amortization of loan costs	7,719
Interest paid through debt financing	58,500	-
Stock issued for services	12,995	-
Settlement of debt and other liabilities	-	(843,158)
Other	(4,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,508,836)	-
Restricted cash	(280,000)
Inventory	303,540	2,666
Costs and earnings in excess of billings	1,010,863	-
Prepaid expenses	33,045	-
Increase (decrease) in:
Accounts payable and accrued expenses	10,669,381	294,264
Billings in excess of costs	(125,063)	-

Net cash used in operating activities	(1,320,634)	(98,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(669,823)	-
Cash received through acquisition	5,587,017	-
Purchases of property and equipment	(45,742)	-

Net cash provided by investing activities	4,871,452	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	599,098	103,555
Payments on notes	(271,770)	-

Net cash provided by financing activities	327,328	103,555

Net increase in cash	3,878,146	5,126

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$3,891,099	$10,657

Cash paid for:
Interest	$628,289	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED APRIL 30, 2006
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2005	378,061	$378	-	$-	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	-		1,500	2	-	-	-	-	149,998	-	-	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					-	-			12,701,493			12,701,493

Warrants issued for acquisition									1,875,000			1,875,000

Beneficial conversion feature of preferred stock					-	-	-	-	150,000			150,000

Preferred dividend									-		(158,800)	(158,800)

Net loss											(14,938,111)	(14,938,111)

Balance, April 30, 2006	378,061	378	1,500	2	2,775,064	2,774	13,719	14	72,218,011	6,750	(73,167,722)	(939,793)

The acompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated July 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Organization and Line of Business

American Technologies Group, Inc. (the "Company", "ATG", “we”, “us”, “our”), a Nevada corporation, was engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies. The resulting products are intended to offer cost-effective solutions to reduce, and in some cases eliminate, hazardous chemical by-products or emissions resulting from industrial and combustion processes. The Company's proprietary catalyst technology may improve many commercial products including detergents and cosmetics.

The Company largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts to settle various pending lawsuits, reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

To date, ATG has been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. The Company has also used debt to fund its operations. Until such time as we are able to generate significant cash flows from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations.

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the unaudited condensed consolidated statements of operations since the date of acquisition.

North Texas fabricates structural steel from two locations in Fort Worth, Texas. It contracts with and grants credit to customers in the southwest.

On April 25, 2006, ATG, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, LP. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the Whitco Company, LP assets have been included in the unaudited condensed consolidated statements of operations since the date of acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recognition of Income on Long-term Construction Contracts

For financial reporting purposes, we use the percentage of completion method of reporting profits on major construction contracts. Under this method, revenues are recognized based on the percentage of costs incurred to date to estimated total cost for each contract. Revisions in estimated contract profits are made in the period in which circumstances requiring the revisions become known. These estimates are subject to change in the near-term and could significantly impact the financial statements. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

On contracts where costs and estimated earnings are in excess of billings, the excess is treated as a current asset. Where billings are in excess of costs and estimated earnings, the excess is treated as a current liability.

These amounts are reflected in the accompanying balance sheet as follows:

April 30, 2006
Costs and estimated earnings on
uncompleted contracts in excess of billings	$600,799
Billings on uncompleted contracts in
excess of costs and estimated earnings	(1,486,344)

$(885,545)

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

Long-Lived Assets

ATG reviews, as circumstances dictate, the carrying amount of our property and equipment and goodwill. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by examining and comparing respective carrying amounts versus expected revenue streams from the related businesses. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value.

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

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectibility of accounts receivable, the realizability of inventories, the amounts due under accounts payable, the valuation allowance of deferred tax assets and the fair value of our equity instruments. Actual results could differ from those estimates.

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

	Three Months Ended April 30, 2006	2005	Nine Months Ended April 30, 2006	2005

Common shares outstanding	2,788,783	332,589	2,315,751	332,589
Options shares deemed outstanding	935,000	-	808,278	-

Total shares outstanding for computation	3,723,783	332,589	3,124,029	332,589

Stock-Based Compensation

ATG accounts for non-employee stock-based compensation under SFAS No. 123, Accounting For Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No.123 had been applied.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in these financial statements.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123(R) is applicable for ATG effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

At April 30, 2006, we have two stock-based employee compensation plans. We accounted for those plans under the recognition and measurement principles of APB 25, and related interpretations. During the three and nine month periods ended April 30, 2006 and 2005, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would not have changed.

Derivative Instruments

We account for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

Fair Value of Financial Instruments

The carrying amounts of our cash, trade payables, accrued expenses, and notes payable approximate their estimated fair value due to the short-term nature of those financial instruments. The estimated fair value of amounts due related parties is not ascertainable as the underlying transactions were between related parties. Also, the estimated fair value of convertible debentures is not determinable as equivalent financial instruments are not easily identifiable.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  Our operations are comprised of one business segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3 - ACQUISITIONS

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

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. The Company issued 3,750,000 common stock purchase warrants, valued at $1,875,000, made cash payments of $465,253 and incurred other costs of $70,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the assets acquired have been included in the unaudited condensed consolidated statements of operations since the date of acquisition. The total acquisition price of $2,410,253 has been allocated as follows:

Accounts receivable	$843,813
Inventory	1,338,256
Property and equipment	228,184

Total	$2,410,253

Pro forma unaudited financial information, assuming that the acquisitions had occurred as of August 1, 2004 is as follows:

	Nine months ended April 30,		Three months ended April 30,
	2006	2005	2006	2005
Revenues	$31,538,624	$30,246,197	$8,890,401		$12,191,516
Net (Loss) income	(15,839,666)	(350,130)	(1,680,977)		329,694
(Loss) income per Share	$(5.07)	$(1.05)	$(0.45)	$$	0.99

The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions of North Texas and Whitco had been completed on the date indicated.

 NOTE 4 - CONTRACT RECEIVABLES

At April 30, 2006 trade accounts receivable consist of the following :

Currently receivable on contracts	$4,525,519
Retainage on uncompleted contracts	1,221,458

5,746,977
Less allowance for doubtful accounts	(52,292)

$5,694,685

NOTE 5 - PROFIT SHARING PLAN

The Company has a profit sharing and savings plan covering substantially all employees of North Texas. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for the three and nine month periods ended April 30, 2006 and 2005, respectively.

NOTE 6 - PENSION PLAN

In connection with the acquisition of North Texas, ATG has elected to close the non-contributing defined benefit plan to new participants and benefit accruals have been discontinued. Management is currently in the process of terminating the pension plan pursuant to the terms of the North Texas Steel/Omaha Holdings Pension Plan Joint Account Agreement dated September 7, 2005.

NOTE 7 - CONCENTRATIONS

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash investments and accounts receivable.

We maintain our cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in these accounts. ATG believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the nine period ended April 30, 2006 included an aggregate of 66% from three customers. One supplier accounted for 23% of our purchases during the nine months ended April 30, 2006. Three customers account for 53% of our accounts receivable at April 30, 2006.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL LIABILITIES

During 2002 through 2005, we entered into settlement agreements with certain employees, note holders and vendors. During the nine months ended April 30, 2006, $289,045 and $248,579 of liability was settled through the issuance of 31,770 and 43,372 shares of common stock related to accounts payable and accrued payroll liabilities, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

In connection with the consummation of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all indebtedness including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm, our Chairman of the Board of Directors agreed to exchange indebtedness owed to him by the Company in the amount of $1,162,732 in consideration for the issuance of 479,221shares of our common stock and the transfer from Existing Debt Holders 702,840 shares of our common stock.

Laurus Financings

In connection with the acquisition of North Texas, we entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which we issued convertible debt, a warrant and an option to purchase shares of our common Ssock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

•	Secured revolving note in the original principal amount of $7,000,000;
•	Secured convertible term note A in the original principal amount of $3,000,000;
•	Secured convertible term note B in the original principal amount of $2,000,000;
•	Common stock purchase warrant to purchase 2,865,116 shares of our common stock at a purchase price of $.99 per share, exercisable until September 6, 2012; and
•	Option to purchase 10,340,000 shares of our common stock, at a purchase price of $.003 per share

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

We are permitted to borrow an amount based upon its eligible accounts receivable, as defined in the agreements with Laurus. We must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. Our obligations under all notes are secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Omaha and North Texas. The minimum borrowing notes, the secured revolving notes and the secured convertible term note A mature on September 6, 2008. Annual interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 8.25%, subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is payable monthly in arrears on the first day of each month, commencing on October 1, 2005.

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

The principal amount of the secured convertible term note A is repayable at the rate of $50,000 per month together with accrued but unpaid interest, commencing on January 1, 2006, which such principal payment increases to $98,275 on April 1, 2006. The monthly amounts shall automatically convert into shares of our common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the prepayment date (the "Laurus Trading Volume Limit"). In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and we will be required to pay off the remaining balance of the monthly amount. The secured convertible term note A may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the secured convertible term note A, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.99, subject to adjustment as described below.

We received an additional advance of $70,000 pursuant to the term note A, during the third quarter of 2006. The proceeds were applied to costs incurred in connection with the Whitco transaction. The additional advance bears interest at the rate of 24% per year.

The principal amount of the secured convertible term note B is repayable in full on March 6, 2007. Interest on the secured convertible term note B accrues at the rate of 12% during the first year outstanding and 18% thereafter until maturity. On the maturity date, all principal and interest shall automatically convert into shares of our common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the Laurus Trading Volume Limit. In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and we will be required to pay off the remaining balance of the monthly amount. The secured convertible term note B may be redeemed by the Company in cash by paying the holder 100% of the principal amount, plus accrued interest. The holder of the secured convertible term note B may require us to convert all or a portion of the secured convertible term note B, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.333.

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

Gryphon Financing

In connection with the acquisition of North Texas Steel, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time as we amend our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

Each of the securities issued to GSSF and GMF are convertible into shares of Series E Preferred Stock until such time that we amend our certificate of incorporation to increase its authorized shares of common stock to 15,000,000,000 and the shares of Series E Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

The Gryphon Notes bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at Gryphon's option, at a conversion price of $.333. Based on this conversion price, the Gryphon Notes in the amount of $500,000 excluding interest, are convertible, upon the Company increasing its authorized shares of common stock, into 1,501,501 shares of our common stock. On the maturity date of the Gryphon Notes, the Gryphon Notes shall automatically convert into shares of common stock in the event that the average market price for the five days preceding the maturity date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the maturity date (the "Trading Volume Limit"). In the event that the conversion exceeds the Trading Volume Limit, then Gryphon will only be required to convert the portion of the Gryphon Notes up to the Trading Volume Limit and we will be required to pay off the remaining balance.

We may prepay the Gryphon Notes. In addition, we have granted Gryphon a security interest in substantially all of the Company's assets as well as registration rights. Gryphon's rights to any security interest are subordinated to that of Laurus Master Fund, Ltd.

The Gryphon Warrants are exercisable from the date of issuance through February 28, 2007 at an exercise price of $.333 per share. The Gryphon Options are exercisable at an exercise price of $.003 per share.

Gryphon April 2006 Financing

On April 21, 2006, we executed a secured term note with GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, we issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc.

Discount on Debt

The Company has valued the warrants and options issued with the Laurus and Gryphon financings using the Black Sholes pricing model. The value has been recorded at $12,500,000, the proceeds of the debt. The resulting discount of $12,500,000 is being amortized over the term of the debt instruments.

The Company has valued the warrants issued with the Gryphon April 2006 financing using the Black Sholes pricing model. The value has been recorded at $201,493, based on the warrants relative fair value. The resulting discount of $201,493 is being amortized over the term of the debt instrument.

Laurus Registration Rights Amendment:

In connection with the Laurus financing, we entered into a Registration Rights Agreement with three investors in conjunction with our acquisition of North Texas requiring the Company to register shares of our common stock. Such common stock would be issuable to the holders of the Revolving Loans evidenced by a Minimum Borrowing Note and various term notes. The Agreements provide for a Registration Statement with respect to such shares to be filed with the Securities and Exchange Commission within 45 days of the issuance of the Minimum Borrowing Note and the term notes. The Registration Rights Agreement specified liquidated damages amounting to 1% of the outstanding balance for the initial 30 days, 1.5% for the second 30 days and 2% thereafter if the Registration Statement was not timely filed. Laurus has agreed to a waiver of such penalties through August 15, 2006. GSSF and GMF have similar registration rights and have also agreed to the waiver of such penalties through August 15, 2006.

Luther Consulting Agreement

In connection with the acquisition of North Texas Steel, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. The Luther Shares have been valued at $6,863,745, are recorded as an accrued expense at April 30, 2006 and have been charged to operations during the nine months ended April 30, 2006.

Nite Capital Financing

In connection with the acquisition of North Texas, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that ATG has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock.

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

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

ATG has authorized 1,000,000,000 shares of common stock, with a par value of $.001 per share. On December 5, 2005 we effected a one (1) for three hundred (300) reverse stock split of our issued and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references to the financial statements and notes for financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of April 30, 2006, 2,775,064 shares of common stock were issued and outstanding .

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. The Luther Shares have been valued at $6,863,745 and have been recorded as an accrued expense in the financial statements at April 30, 2006 and have been charged to operations during the nine months ended April 30, 2006.

Collateral

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed, upon amending our certificate of incorporation to provide for authorized but un-issued shares, to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been recorded as an accrued expense in the financial statements at April 30, 2006 and have been charged to operations during the nine months ended April 30, 2006.

Preferred Stock

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of April 30, 2006, 378,061 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of April 30, 2006, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of April 30, 2006, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of April 30, 2006, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of April, 30, 2006, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of April 30, 2006, there is no Series F Stock issued and outstanding.

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

On March 1, 1994, we entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, we will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on our net sales from exploitation of Baser technology. In the event we do not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through April 30, 2006. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of April 30, 2006, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should we receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of common stock, a royalty of five percent of our net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through April 30, 2006 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

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

Operating Lease

We have entered into an operating lease for office space, commencing June 1, 2006. The lease covers a 61 month period, with a monthly rental of $4,272. Total minimum lease payments for each of the years ended July 31 are as follows: 2006: $8,544; 2007: $51,264; 2008: $51,264; 2009: $51,264; 2010: $51,264; 2011: $46,992.

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

SUMMARY of RECENT TRANSACTIONS

Whitco Transaction

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. We issued 3,750,000 common stock purchase warrants, valued at $1,875,000, made cash payments of $465,253 and incurred other costs of $70,000.

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

We received an additional advance of $70,000 pursuant to the term note A, during the third quarter of 2006. The proceeds were applied to costs incurred in connection with the Whitco transaction. The additional advance bears interest at the rate of 24% per year.

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time we amend our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

Gryphon April 2006 Financing

On April 21, 2006, we executed a secured term note with GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, we issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc.

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

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended April 30, 2006 to the Quarter Ended April 30, 2005

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

Revenues

Revenues for the quarter ended April 30, 2006 were heavily influenced by the acquisition of North Texas Steel and accordingly period to period comparisons are not meaningful. The Company’s revenues were approximately $ 6,431,000 and resulted primarily from North Texas’ operations.

Cost of Sales

The cost of sales for the quarter ended April 30, 2006 was approximately $5,611,000. The Company's gross margin was approximately $819,000 or 12.7% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarter ended April 30, 2006 selling, general and administrative expenses were approximately $528,000, which consist primarily of administrative expenses. Included in these expenses was a credit in the amount of $341,000 related to the Whitco transaction. This amount had been written off in the prior period, when it was anticipated that the acquisition would not be consummated.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended April 30, 2006 is the periodic non-cash amortization of the discount ($1,260,000) related to the North Texas acquisition.

Comparison of the Nine Months Ended April 30, 2006 to the Nine Months Ended April 30, 2005

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

Revenues

Revenues for the nine months ended April 30, 2006 were heavily influenced by the acquisition of North Texas Steel and accordingly period to period comparisons are not meaningful. The Company’s revenues were approximately $16,737,000 and resulted primarily from North Texas’ operations.

Cost of Sales

The cost of sales for the nine months ended April 30, 2006 was approximately $14,725,000 and resulted in a gross margin of approximately $2,012,000 or 12% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the nine month period ended April 30, 2006 selling, general and administrative expenses were approximately $9,237,000, which consist primarily of administrative expenses and other expenses, including one time non-employee equity compensation to consultants aggregating $6,876,740.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the nine months ended April 30, 2006 is the periodic non-cash amortization of the discount (approximately $3,341,000) related to the notes issued in connection with the North Texas Whitco acquisitions.

As the direct result of acquiring North Texas and Whitco and the related financing the Company incurred the following non-operating charges in the nine months ended April 30, 2006:

•	Amortization of discount of approximately $3,341,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approximately $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of April 30, 2006, we had $ 3.89 million in cash and equivalents but our current working capital was a deficiency of $4.36 million. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

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

We received an additional advance of $70,000 pursuant to the term note A, during the third quarter of 2006. The proceeds were applied to costs incurred in connection with the Whitco transaction. The additional advance bears interest at the rate of 24% per year.

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

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, we entered into the Security Agreements with GSSF and GMF for the sale of an aggregate of the following:

•	$500,000 in the Gryphon Term Notes;
•	Common stock purchase warrants to purchase 5,999,880 shares of common stock; and
•	Options to purchase 935,000 shares of common stock (the "Gryphon Options").

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

Gryphon April 2006 Financing

On April 21, 2006, the Company executed a secured term note with GMF in the amount of $500,000. The Company received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, the Company issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc.

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

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the adoption of this SFAS to have a material impact on our financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

Gryphon April 2006 Financing

On April 21, 2006, we executed a secured term note with GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, we issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc.

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

Whitco Transaction

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. We issued 3,750,000 common stock purchase warrants, valued at $1,875,000, made cash payments of $465,253 and incurred other costs of $70,000.

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

AMERICAN TECHNOLOGIES GROUP, INC.

By:	/s/ William n. Plamondon, III
William N. Plamondon, III CHIEF EXECUTIVE OFFICER

DATE: June 19, 2006	By:	/s/ Dr. Gary Fromm
Dr.Gary Fromm
CHIEF FINANCIAL OFFICER