Form 10KSB
period 2006-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2006-12-20
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

COMMISSION FILE NUMBER 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.
(Name of small business issuer in its charter)

Nevada	95-4307525
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 SE Second Street, Suite 860
Ft. Lauderdale, FL 33301
(Address of principal executive offices) (zip code)

Issuer's telephone number: (954) 764-4774

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Name of exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant's revenues for its most recent fiscal year were $21,951289. As of December 14, 2006 the registrant had 10,382,047 shares of common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 378,061 shares of Series A Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $4,760,174 computed by reference to the average of the low bid and high ask prices on December 14, 2006.

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

PART I

Item 1. Description of Business.

General

We are a Nevada corporation. We were formed on September 27, 1988. We have historically been engaged in the development, commercialization and sale of products and systems using patented and proprietary technologies including catalyst technology and water purification.

We largely ceased operations during 2003 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts in settling various pending law suits and reducing outstanding liabilities and, in September 2005, we entered into various financing transactions and acquired North Texas Steel Company Inc. (“North Texas”).

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

•	Lay out steel for cutting

•	Burn the metal

•	Saw, cut, shear and punch holes in metal using drills and other power tools

•	Shape, form and straighten metal with the use of heat and flame

•	Fit and ream metal to specifications

•	Rivet, bolt and grind metal

•	Weld, with both electric arc and oxyacetylene welding equipment

•	Prepare, prime and paint structural pieces and plates of steel.

North Texas' customers are general contractors who build large commercial buildings and other structures requiring precision-engineered components. Projects developed by North Texas include commercial buildings, office buildings, convention centers, sports arenas, airports, schools, churches and bridges.

Past North Texas projects include The American Airlines Center, DFW Airport Expansion, Dallas Convention Center Expansion, the sky boxes (suites) in the Texas Stadium, the bridges over the 1-35/1-20 Interchange in Fort Worth, Texas and the People Mover at DFW Airport. Current projects in Dallas Market Center Expansion, Advanced Micro Devices Office Complex, LCRA Redbud Center, Almetris Duren Residence Hall / University of Texas, Samsung C.U.B., Brewer High School/WSISD.

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

While North Texas does not actively pursue the industrial market, we have begun to book work in this segment and believe it represents another avenue for growth.

Whitco Transaction

On April 25, 2006 we purchased certain assets of Whitco Company, LP, a business conducting the sale and distribution of steel and aluminum lighting poles throughout the globe in exchange for 3,750,000 common stock purchase warrants, valued at $1,875,000. These assets are held in a separate subsidiary called Whitco Poles, Inc. We see the Whitco acquisition as complementary to the North Texas operations and facilities. We feel that this acquisition will allows us to leverage our manufacturing capabilities without the need for significant capital expenditures.

Integration of Whitco Assets

Immediately following acquisition of the Whitco assets, we arranged for our North Texas Steel subsidiary to oversee day-to-day management of Whitco. As part of this plan, Barry Ennis became the President of Whitco Poles, Inc. The transition plan involved hiring selected employees from Whitco and moving the manufacturing operations within the North Texas Steel operations.

We believe that North Texas Steel, manufacturing facilities possesses the engineering and manufacturing capability that is required for the Whitco business. Within weeks of the acquisition, the Whitco’s were moved from its previous location and was operating within a North Texas Steel facility.

We believe the additional of the Whitco business will serve to absorb some of the North Texas Steel, overhead and labor costs. Similarly, the Whitco operations were streamlined under the new operation. The integration of Whitco manufacturing was possible because the businesses have similar raw material requirements and manufacturing processes.

Under Whitco’s new ownership, management is focused on building a solid manufacturing and customer service platform. For fiscal year 2006-2007, the Company’s attention is on re- establishing the new manufacturing operation and producing positive cash flow. This is in contrast to the objective of growing revenue. In accordance with this new objective we have established expectations of reduced sales for fiscal 2006-2007. For fiscal 2006-2007, the Company anticipates that it will have a solid manufacturing and customer service platform. With a more solid manufacturing and delivery platform, there will be a focus on growing revenue through the sale of quality products with attention to costs.

Employees

Currently there are around 115 full-time employees of which 27 are salaried, 4 are hourly draftsmen, and 85 are hourly shop personnel. Our employees are not represented by a union. Employment has ranged from approximately 90 to 110 during the past decade.

Purchasing/Gross Profit Margin

Procurement of materials and outside services is an integral component of our business as structural steel fabricator as:

•	raw materials represent approximately 20% of sales

•	miscellaneous materials (stairwell, handrails, etc) account for about 18% of sales

•	erection, using sub-contract erectors, represents about 22%

•	sub-contract detailing represents about 3% of sales.

•	along with freight costs and miscellaneous job expenses, cost of sales - materials represents approximately 13% of sales.

Direct structural production labor, along with payroll taxes, health and workers compensation insurance, represents about 8% of sales; direct engineering production labor represents about .04% of sales. Allocated indirect production costs account for about 1% of sales. The total for cost of sales (direct and indirect costs) ranges from 81% to 99% of sales resulting in a gross profit range of 1% to 19%.

Competition

North Texas competes with a number of structural steel fabricators in its market. Notable among these are the following:

Company	Location	Specialty

W & W Steel Company	Oklahoma City, OK	Buildings

AFCO Steel (owned by W & W Steel Company)	Little Rock, AR	Bridges, buildings

Central Texas Iron Works (part of Herrick Corp.)	Waco, TX	Industrial

Hirschfeld Steel Company	San Angelo, TX	Bridges, buildings, industrial

Cives Steel Company	Roswell, GA	Buildings, industrial

Employment/Consulting Agreements

Fromm Consulting Agreement

On September 6, 2005, we entered into a consulting agreement with Dr. Gary Fromm who was then both the Chief Executive Officer of the company and the Chairman of the board of directors for a term of six months, which provided a $15,000 monthly fee for such services. On November 15, 2005 William N. Plamondon III became the Chief Executive Officer of the Company with Dr. Fromm remaining as Chairman of the board of directors of the Company as well as becoming Chairman of the Audit Committee (without change in his total compensation of $15,000 monthly). The consulting arrangement automatically renews for six-month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

Luther Consulting Agreement

In connection with the closing of the acquisition of the North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the"Luther Shares") of common stock. The Luther Shares have been valued at $6,863,745 and have been recorded as an accrued expense in the financial statements at July 31, 2006 and have been charged to operations during the fiscal year ended July 31, 2006.

R. I. Heller

The Company has engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. We are currently negotiating with R.I. Heller for the continued services of Mr. Plamondon on terms and conditions agreeable to the parties. At this time, it is contemplated that the Board will reduce the fee to $40,000 for the month of June, 2006 and $30,000 thereafter.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

RISK FACTORS

Risks Relating to Our Business

We Have in The Past And May in the Future Acquire Other Businesses Which Could be Difficult to Integrate, Thereby Reducing Our Opportunities for Success.

We recently completed the acquisitions of North Texas. In the future, we may acquire or make strategic investments in other complementary businesses. We have limited experience in acquiring or investing in other businesses and we may not be successful in completing, financing, or integrating an acquired business into our existing operations.

Any such acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, although we have not experienced any of these problems to date, the acquisition of businesses pose numerous additional risks, such as:

•	unanticipated costs associated with the acquisition or investment;

•	diversion of management time and resources;

•	problems in assimilating and integrating the new business operations;

•	potential loss of key customers or personnel of an acquired company;

•	increased legal and compliance costs; and

•	unanticipated liabilities of an acquired company.

Further, although an acquired company may have already developed and marketed products, we can not assure you that the products will continue to be successful, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its products and that could materially and adversely affect our business.

We face intense competition from local, national and multinational manufacturers, which could materially and adversely affect our business initiatives.

North Texas' steel fabrication product lines face competition in its main market of northern Texas as well as in the markets it intends to expand into. The steel fabrication markets in North America are highly competitive and require substantial capital outlays. We compete within these markets based primarily on products sold, price, quality, service and distribution. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit. Outside of northern Texas, certain competitors enjoy competitive advantages inherent to operating in their home territories.

Our outlook depends on a forecast of our share of industry sales. An unexpected reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to successfully win bids, leading to severe downward pressure on fees for steel fabrication. The environment also remains very competitive from a pricing standpoint. Additional price discounting of steel fabrication contracts would result in lower than anticipated price realization.

Our sales growth is tied to global economic conditions and changes in interest rates could affect our projected revenue.

We are exposed to market risk from changes in interest rates. A local, national and worldwide economic recovery is now underway. If interest rates rise significantly, this recovery could be less robust than assumed, likely weakening steel fabrication sales. In general, higher than expected interest rates, reductions in government spending, higher taxes and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

We rely heavily on commodities in our steel fabrication and price fluctuations can have a material and adverse effect on our operations.

We are exposed to fluctuations in market prices for commodities, especially steel. Due to increasing global demand for steel, coupled with steel supply constraints, the cost of steel has recently increased. At this time, we are unable to predict the potential impact of rising steel costs on the cost of our products. In addition, at this time, we are unable to predict its ability, if any, to increase our bids on projects to cover such costs. We have established arrangements to manage the negotiations of commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. Our business is subject to environmental regulations, with which the failure to comply could result in substantial penalties. We are regulated by federal, state, and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could hurt our financial standing as well.

Our limited production capacity may be require us to use third parties for manufacturing which may result in increased expenses and limit our income, if any.

Risks Relating to Our Current Financing Arrangements

There Are a Large Number of Shares Underlying Our Convertible Notes, Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of December 14, 2006, we had approximately 10,382,047 shares of common stock issued and outstanding and we have obligations pursuant to convertible notes, options, warrants and other arrangements which could require the issuance additional shares of common stock to Laurus, GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF"), Nite Capital, LP (“Nite”) and others. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants and options, have been granted registration rights. Upon registration such shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Convertible Notes and Preferred Stock and Exercise of Outstanding Warrants and Options Held by Laurus, GSSF, GMF and Nite may Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible notes and shares of preferred stock and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus, GSSF, GMF and Nite may not convert their convertible notes or preferred stock and/or exercise their warrants or options if such conversion or exercise would cause them to beneficially owning more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus, GSSF, GMF and Nite from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the Laurus, GSSF, GMF and Nite could sell more than this limit while never holding more than this limit.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes at an Unexpected Time, We Could Deplete Our Working Capital. Our Inability to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In September 2005, we entered into various agreements with Laurus GSSF and GMF for the sale of up to $12,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with interest, on a monthly basis over a two-year period, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to pay any taxes when due, our failure to perform under and or commit any breach of the security agreements or any ancillary agreement, any event of default under any other indebtedness by us or any of our subsidiaries could require the early repayment of the secured convertible notes at a rate of 120%, including a default interest rate on the outstanding principal balance of the notes if the default is not cured with the specified grace period. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and we would need to raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Security Agreement, Secured Convertible Notes, Warrants, Stock Pledge Agreement or Subordination Agreement, Laurus, GSSF and GMF Could Take Possession of all Our and Our Subsidiaries' Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property and Real Property.

In connection with the security agreement we entered into in September 2005, we executed a stock pledge agreement in favor of Laurus, GSSF and GMF granting them a first priority security interest in the common stock of our subsidiaries all of our and our subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement state that if an event of default occurs under any agreement with Laurus, GSSF and GMF, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

If we Sell any Securities at an Effective Price below the Conversion Price of Our Secured Convertible Notes or Exercise Price of Our Warrants, Such Conversion and Exercises Prices Will be Lowered, Resulting in Additional Dilution to Shareholders

If we engage in a lower priced transaction than our current financing arrangements with Laurus or Gryphon while the secured convertible notes or warrants are outstanding, then the conversion price of the debentures and exercise price of the warrants will be adjusted to the lower transaction price and we may be required to issue additional shares of common stock to Laurus or Gryphon. If this occurs, the number of shares which are registered pursuant to this prospectus may not be adequate. Accordingly, we may be required to file a subsequent registration statement covering additional shares. If the shares we have allocated and are registering herewith are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection therewith.

Our common stock may be subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

North Texas' two facility locations encompass 169,000 square feet of plant and office space on 17.8 acres in Fort Worth, Texas. All real estate is owned by North Texas. The two locations are:

Address	Description
412 West Bolt Street	Land area: 6.35 acres
Office Bldg.: 5,121 sq. ft.
Shop Bldg.: 114,342 sq. ft.

4410 Marsalis Street	Land area: 11.45 acres
Office Bldg.: 4,375 sq. ft.
Shop Bldg.: 45,270 sq. ft.

Whitco leases 3,204 square feet in a facility and offices at 2001 Beach Street, Fort Worth, TX 76103. The monthly lease payment is $4,272 plus monthly operating expenses.

ITEM 3. Legal Proceedings.

We are a defendant from time to time in actions for product liability and other matters arising out of our ordinary business operations. We believe that these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our Common Stock, "ATGR.OB," trades in the over-the-counter bulletin board. The actual prices have been adjusted to reflect our reverse stock split.

PERIOD	HIGH BID	LOW BID
November 1, 2003 - January 31, 2004	$3.0000	$0.00

February 1, 2004 - April 30, 2004	$9.0000	$0.00

May 1, 2004 - July 31, 2004	$3.0000	$0.00

August 1, 2004 - October 31, 2004	$5.0000	$0.99

November 1, 2004 - January 31, 2005	$2.1000	$1.80

February 1, 2005 - April 30, 2005	$3.3000	$0.90

May 1, 2005 - July 31, 2005	$2.7000	$0.90

August 1, 2005 - October 31, 2005	$17.417	$0.75

November 1, 2005 - January 31, 2006	$2.252	$0.10

February 1, 2006 - April 30, 2006	$1.300	$0.40

May 1, 2006 - July 31, 2006	$1.250	$0.30

Holders

As of December 19, 2006, there were approximately 2,094 holders of record holding a total of 10,382,047 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of December 19, 2006 378,061 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of December 19, 2006, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of December 19, 2006, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of December 19, 2006, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of December 19, 2006, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of December 19, 2006, there is no Series F Stock issued and outstanding.

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

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended July 31, 2006, we sold or issued unregistered securities as follows:

Gryphon Financing

On September 7, 2005, in connection with the acquisition of North Texas, the Company entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock of the Company (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock of the Company (the "Gryphon Options").

Laurus Financings

Concurrently with the closing of the acquisition of North Texas, the Company entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus included the following:

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

Dr. Gary Fromm

Dr. Gary Fromm entered into the following transaction with our company or parties related to our company:

In connection with the closing of the North Texas acquisition, the Existing Debt Holders, converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,182,064 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by us in the amount of $1,162,732 in consideration of our company issuing 1,182,062 shares of common stock and the Existing Debt Holders agreed to transfer 1,182,062 shares of common stock of our company to Dr. Fromm.

Nite Capital Financing

On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000.

Luther Consulting Agreement.

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital. Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer the shares as follows: Luther Capital Management, LLC, 680,881 shares; Thomas E. Durkin III, 434,464 shares; Patricia Matteson, 680,881 shares; Charles Matteson Jr., 680,881 shares; RI Heller, LLC, 680,881; Dr. Gary Fromm, 407,401; Steven Dresner 71,149; and Terra Nova Capital Partners, Inc., 71,149; Luther Capital Management, LLC, 84,205.

Issuance of Shares to Guarantors of Laurus Financings

At the time of closing of the North Texas Steel transactions Charles and Patricia Matteson provided, as collateral for our Term B Note with Laurus, mortgage against their home in Connecticut valued at approximately $2,000,000 and signed personal guaranties guarantying the payment of the note. In exchange, we agreed to issue them 654,500 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 1,199,917 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions.

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions.

Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd.

In connection with the consummation of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all indebtedness including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock.

Whitco

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. We issued a warrant to purchase 3,758,000 shares of the Company’s common stock to Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), valued at $1,875,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB for the year ended July 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

SUMMARY OF RECENT TRANSACTIONS

Whitco Transaction

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. We issued a warrant to purchase 3,758,000 shares of the Company’s common stock to Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), valued at $1,875,000, made cash payments of $465,253 and incurred other costs of $70,000.

In conjunction with this acquisition, we executed a secured term note with Gryphon Master Fund L.P. ("GMF") GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. GMF’S purchase of the note also required the issuance of a common stock purchase warrant for an aggregate of 675,000 shares with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc.

Additional short-term financing of $70,000 for the transaction was provided by Laurus. The proceeds were utilized to fund other costs incurred. The advance bore interest at the rate of 24% per year and was re-paid prior to July 31, 2006.

North Texas Transaction

On September 7, 2005, through Omaha, our wholly owned subsidiary, we entered into the Agreement with the shareholders (the "North Texas Shareholders") of North Texas. Under the terms of the agreement, Omaha acquired 100% of the common stock of North Texas in exchange for the payment of the Purchase Price ($11.0 million). North Texas is engaged in the business of steel fabrication and is based in Fort Worth, Texas. We completed the acquisition of North Texas on September 7, 2005. The Purchase Price was paid as follows:

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

Each of the North Texas Shareholders, in connection with the acquisition, has entered into a standard non-compete/non-solicitation arrangement.

Concurrently with the acquisition of North Texas, we entered into the following agreements:

Laurus Financings

We entered into agreements with Laurus, pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, consisting of the following:

•	Secured revolving note in the principal amount of $7,000,000.
•	Secured convertible borrowing note in the principal amount of $3,000,000
•	Secured convertible term note A with a principal amount of $3,000,000;
•	Secured convertible term note B with a principal amount of $2,000,000;
•	Common stock purchase warrant to purchase 2,865,116 shares of common stock at a purchase price of $.99 per share, exercisable until September 6, 2012; and
•	Option to purchase 10,340,000 shares of common stock, at a purchase price of $.003 per share.

See the footnotes to the financial statements for a more detailed description of the securities sold to Laurus.

Gryphon Financing

In connection with the acquisition of North Texas, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". See the footnotes to the financial statements for a more detailed description of the securities sold to Laurus.

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

Fromm Consulting Agreement

On September 6, 2005, we entered into a consulting agreement with Dr. Fromm which is for a term of six months and which provides a monthly fee of $15,000. On November 15, 2005 William Plamondon became the CEO with Dr. Fromm remaining as Chairman of ATG as well as becoming Chairman of the Audit Committee (without change in his total compensation of $15,000 monthly). The consulting arrangement automatically renews for six month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

Luther Consulting Agreement

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital"). Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we issued Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer 479,295 shares of common stock to Dr. Fromm, 794,361 shares of common stock to Thomas E. Durkin, III, 158,872 shares of common stock to, and 794,361 shares of common stock to RI Heller Co. LLC, a limited liability company of which Mr. William N. Plamondon, III owns a majority of the outstanding membership interests.
Mr. Plamondon, Durkin and Fromm are executive officers and/or directors of our company.

Laurus, GMF, and GSSF Defaults and Waiver of Defaults

Pursuant to the terms of its registration rights agreements with Laurus, GSSF, and GMF, we are obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the options issued in connection with the Laurus and Gryphon financings and the Whitco transactions. Pursuant to the original terms of registration rights agreements, if the registration statement was not filed by October 31, 2005 or declared effective by January 7, 2006, or if the registration was suspended other than as permitted the Company was obligated to pay Laurus certain fees and the obligations pursuant to the Laurus and Gryphon financings described above may be deemed to be in default.

On October 31, 2006 we filed a Notification of Late Filing on Form 12-b(25) stating that we would not file our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 by the October 30, 2006 filing deadline, but that we would undertake to complete such filing by November 14, 2006, fifteen days from the original October 30, 2006 filing deadline. We did not complete the filing within the timeline specified and such failure constitutes an “event of default” pursuant to our agreements with Gryphon, GMF, and GSSF.

In connection with the security agreements we entered into in September 2005 with Laurus, GMF, and GSSF we executed a stock pledge agreement granting them a interest in the common stock of our subsidiaries all of our and our subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement state that if an "event of default" occurs under any agreement with Laurus, GSSF and GMF, that they have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Our failure to timely file the Form 10-KSB and our failure to file a registration statement as described above each separately constituted an event of default under the security agreements.

Due to our default, on September 12, 2006 we obtained waiver and extension agreements from Laurus, GSSF, and GMP. The extensions and waivers waive any defaults that have occurred related to our failure to file a registration statement by October 31, 2005 by extending the date to file such registration statement to January 31, 2007, with such registration statement to be declared effective by April 15, 2007. Laurus, GMF and GSSF also agreed to waive any claims for default and damages (including claims for liquidated damages pursuant to Section 2 of the Agreements) that would have otherwise accrued through the date of the waiver agreement. Further, both extensions and waivers waived any claim for default as a result of our failure to meet the financial reporting requirements set forth in section 11 of the security agreements provided that we must bring ourselves into compliance with such requirements prior to January 15, 2007. Finally, Laurus agreed to amend the first day that the monthly principal payments under the term Note A are due to the first business day of January, 2007 and GMF and GSSS agreed to extend the maturity dates of their convertible term notes in the total amount of $500,000 payable to GMF and GSSF to September 30, 2007.

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

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Comparison of the Year Ended July 31, 2006 to the Year Ended July 31, 2005

Results of Operations

For the period prior to the acquisition date (September 7, 2005) of North Texas, the Company had limited operations.  The acquisition was accounted for in accordance with the purchase method of accounting and its results of operations are included in the accompanying statements of operations from the acquisition date.

Our acquisition of Whitco in April , 2006 was also accounted in accordance with the purchase method of accounting and its operating results havce been consolidated with ours since its acquisition.

The acquisitions of North Texas’ and Whitco’s operations have become the Company's primary operating segment and, accordingly, year to year are not meaningful.

Revenues

Revenues for the year ended July 31, 2006 were approximately 20,937,000 earned by North Texas and $1,013,000 earned by Whitco.

Cost of Sales

The cost of sales for the year ended July 31, 2006 were approximately $19,383,000 and resulted in a gross margin of approximately $2,568,000 or approximately 12% of revenues.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the year ended July 31, 2006 selling, general and administrative expenses were approximately $10,383,000, which consist primarily of administrative expenses and other expenses, including one-time non-employee equity compensation to consultants aggregating $6,876,740.

As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the year ended July 31, 2006 is the periodic non-cash amortization of the discount ($3,932,000) related to the notes issued in connection with the North Texas Whitco acquisitions.

As the direct result of acquiring North Texas and Whitco and the related financing the Company incurred the following non-operating charges in the year ended July 31, 2006:

•	Amortization of discount of approximately $3,932,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approximately $6,876,740, paid in stock.

Liquidity and Capital Resources

As of July 31, 2006, we had $2.34 million in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

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

The Company's independent certified public accountants have stated in their report included in the Company's Form 10-KSB for the year ended July 31, 2006, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Capital Resources:

As discussed previously and elsewhere in this Form 10-KSB, the Company has utilized both its base of assets and its equity securities to finance its acquisitions of North Texas and Whitco. The North Texas acquisition transaction was highly leveraged and resulted in the issuance of the following:

•	Indebtedness secured by substantially all of the assets of North Texas, Omaha and the Company. North Texas’ ability to access cash is highly dependent upon a formula determined by its liquid assets.
•	$2.0 million of convertible secured term notes maturing March 6, 2006.
•	$8.2 million of convertible term notes that are maturing in September, 2007.

Additionally , the North Texas and Whitco transactions committed the Company to potentially issue significant shares of the common stock for exchange for the convertible indebtedness and exercise of warrants and options to acquire common stock as follows (1):
•	19,546,819 shares of common stock may be issued if the $10.2 million convertible notes were exchanged by Laurus and Gryphon.
•	449,991shares of common stock may be issued if 150,000 shares of Series E Preferred were exchanged.
•	16,661,496 shares of common stock may be issued if Laurus and Gryphon exercised all their warrants to acquired shares of the Company’s common stock
•	11,275,000 shares of common stock may be issued if Laurus and Gryphon exercised all their options to acquired shares of the Company’s common stock

(1)
Although Laurus, Gryphon and Nite may not convert their convertible notes or preferred stock and/or exercise their warrants or options if such conversion or exercise would cause them to beneficially owning more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus, Gryphon and Nite from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the Laurus, Gryphon and Nite could sell more than this limit while never holding more than this limit.

The Secured Convertible note B issued to Laurus, as amended, requires monthly principal amortization of $98,275 commencing January, 2007.

The Company’s current operations are insufficient to service its existing debt and pay the administrative expenses incurred in connection with being a public enterprise, including legal and accounting services.

In the opinion of management, the Company will be unable to continue its operations beyond the end of the fiscal year ending July 31, 2007 unless additional capital is raised or if the existing indebtedness is refinanced on terms more favorable.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  We have not yet evaluated the impact of the adoption of FIN No. 48 on the our financial position, results of operations or cash flows.

During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements.  While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements.  SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement.  Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date.  SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a significant impact on our results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation (“CARO”) as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Therefore, an entity is required to recognize a liability for the fair value of a CARO when that obligation is incurred (generally upon acquisition, construction, or development and (or) through the normal operation of the asset), if the liability’s fair value can be reasonably estimated. Any uncertainty surrounding the timing and method of settlement that is conditional on the occurrence of a future event should be factored into the measurement of the liability, not the timing of its recognition. If sufficient information is not available at the time the liability is incurred, paragraph 3 of SFAS No. 143 requires a liability to be recognized initially in the period in which sufficient information becomes available to estimate its fair value. The provisions of FIN 47 are effective no later than fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company adopted this pronouncement for fiscal year 2006. The adoption of FIN 47 did not have a significant impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit pension and postretirement plans as an asset or liability in the financial statements, requires the measurement of defined benefit pension and postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit pension and postretirement plans in other comprehensive income. SFAS No. 158 also requires additional disclosures in the notes to the financial statements. An employer without publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after June 15, 2007. Accordingly, the Company will adopt SFAS No. 158 in the fourth quarter of its fiscal year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. Accordingly, the Company will adopt this requirement effective with its fiscal year-end 2009. The Company is currently assessing the impact this standard will have on its consolidated financial statements.

ITEM 7. Financial Statements.

The audited financial statements for the year ended July 31, 2006 are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Corbin & Company, LLP

Pursuant to a resignation letter dated May 23, 2005, Corbin & Company, LLP (the "Former Accountant") resigned as the auditors for our company. The resignation letter was received by our company on May 31, 2005. On June 6, 2005, we engaged De Joya Griffith & Company, LLC ("De Joya"), as our independent certified public accountant. Our decision to engage the De Joya was approved by our Board of Directors on June 6, 2005.

The reports of the Former Accountant on the financial statements of our company for the fiscal years ending July 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on our financial statements expressed substantial doubt with respect to our ability to continue as a going concern for the last two fiscal years.

During our two most recent fiscal years prior to the resignation and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years prior to the resignation and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with De Joya regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by De Joya that was a factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issues.

De Joya Griffith & Company, LLC

On October 14, 2005, we dismissed De Joya as its independent public accountants. Further, on October 14, 2005, we engaged Russell Bedford Stefanou Mirchandani LLP ("Auditor") as our principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of our company.

During the two fiscal years ended July 31, 2005 and July 31, 2006 and through October 14, 2005, (i) there were no disagreements between our company and De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of De Joya would have caused De Joya to make reference to the matter in its reports on our financial statements, and (ii) De Joya's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the two most recent fiscal years ended July 31, 2005 and July 31, 2006 and through December 19, 2006 there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of July 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. In addition, management has discovered that reporting persons under Section 16 of the Exchange Act have failed to file required reports. See Item 9 under the caption “Compliance with Section 16(A) of the Securities Exchange Act of 1974, which is incorporated by this reference.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive and Chief Financial Officers, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended July 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feel’s this addition to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Timely Closing of the Books

Management identified a material weakness based on the Company’s delay in closing its books.

To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the 2nd quarter 2007 close process and utilized in the preparation of the 2nd quarter 2007 Form 10-QSB and subsequent period ends.

Pursuant to temporary rules of the Securities and Exchange Commission, this annual report does not include a report regarding the Company’s internal controls and procedures over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of our Company as of December 19, 2006 are listed below, together with brief accounts of their business experience and certain other information.

Name	Age	Position
William N. Plamondon III	57	Chief Executive Officer, Assistant Secretary and Director

Dr. Gary Fromm	72	Chairman of the Board, Chief Financial Officer Secretary, Treasurer and Director

Thomas E. Durkin, III	52	Director

Barry Ennis	60	President of North Texas and Director

Michael S. Luther	48	Director

Background of Executive Officers and Directors

Mr. William N. Plamondon, III, President, Chief Executive Officer and Assistant Secretary and Director.

William N. Plamondon, III, 57, has served as our President and CEO since November 15, 2005. Mr. Plamondon also manages R.I. Heller & Co., LLC, a management consulting firm he founded in 1998. Mr. Plamondon is CEO of Protein Polymer Technologies, a public biotechnology research and development company, and has also served on their board since April 2005. Mr. Plamondon attended Seton Hall University

Mr. Plamondon was on the Board of Directors of ANC Rental Corporation since June 2000 and, from October 2001 to October 2002, he served as its Chief Restructuring Officer. In October 2002, Mr. Plamondon assumed the roles of Chief Executive Officer and President taking the company through a bankruptcy resulting in a section 363 sale. While with R.I. Heller, in December 2000, Mr. Plamondon became a senior advisor to E&Y Capital Advisors LLC. Prior to founding R.I. Heller, Mr. Plamondon served as President and Chief Executive Officer of First Merchants Acceptance Corporation, a nationwide financing company, from April 1997 until April 1998, and served as a director of First Merchants from March 1995 until April 1998. Mr. Plamondon was with Budget Rent-A-Car Corporation from 1978 until 1997. For the last five years at Budget he held the position of President and CEO.

William N. Plamondon was on the Board of Directors of First Merchant Acceptance Corporation in April of 1997. The Board fired the CEO and asked Mr. Plamondon to step in first as co-CEO and then as CEO in May of 1997. The company filed for bankruptcy in July of 1997. Mr. Plamondon restructured the company and sold it through a section 363 sale.

Dr. Gary Fromm,  Chairman Chief Financial Officer, Secretary, Treasurer and Director.

Dr. Fromm was a member of the Board of Directors of Vaso Active Pharmaceuticals, Inc., from June 2003 through November, 2005. Dr. Fromm now serves as Chairman and has served as a Director of IDC Financial Publishing, a leading analyst of government reporting financial institutions, since 1984. He has served as a Director to Sky Capital Enterprises, Inc., and Sky Capital Holdings Limited, financial services firms since March 2003. He has served as Chairman of the Board of Sky Capital UK Limited a financial service firm from July 2003 to October 2004. Dr. Fromm has also served as a Director of Global Secure Holdings, Inc., since February of 2003 and as a director of Neoterik Health Technologies, Inc., 1984-2004. Dr. Fromm is also founder and president of Investment Intelligence Systems Corporation and its successor, Unisheet Limited, computer software companies, and co-founder of Data Resources, a market data distribution company. He also has held teaching and research positions with M.I.T., Harvard, the American University, the Brookings Institution, National Bureau of Economic Research and Stanford Research Institute. Dr. Fromm holds an A.M. and a Ph.D. in Economics from Harvard University, an M.S. in Industrial Management from M.I.T. and a B.M.E. in Mechanical Engineering from Cornell University.

Mr. Thomas E. Durkin, III, Director

Thomas E. Durkin, III, age 52, was appointed as Vice President of Corporate Development, General Counsel and Secretary of Waste Services, Inc. (Nasdaq: WSII) (f/k/a Capital Environmental Resource, Inc.) in October 2001. He is also a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. Mr. Durkin served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company, from January 2000 to September 2001. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition, Mr. Durkin has served as a partner of several privately held real estate holding companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978. Mr. Durkin has since 1999 served as a director of CD&L, Inc. (Amex: CDV).

Mr. Barry Ennis, President of North Texas and Director.

Barry Ennis, age 60, has served as the Executive Vice President/General Manager of North Texas since 1993. Mr. Ennis was appointed as the President of North Texas in September 2005.

Michael S. Luther

Mr. Luther has been involved in corporate finance and merchant banking for 20 years. Most recently, Mr. Luther managed a hedge fund associated with Deutsche Bank and during his tenure Mr. Luther led combined transactions of over $1 billion, the most notable of which was the purchase of Alamo National Car Rental acquired for roughly $4 billion by Cerberus Capital of New York.

Directors

Directors are elected annually at our annual meeting of shareholders. The term of each person currently serving as a director will continue until our next annual meeting or until a successor is duly elected and qualified.

Committees of the Board

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

The Company has no formal, written code of ethics. The Company intends to adopt a code of ethics that will set forth written standards that are designated to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by the Company;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and
•	Accountability for adherence to the code of ethics.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on the lack of any copies of such reports furnished to the Company during the year ended July 31, 2006, the following directors and executives officers and persons who own more than ten (10%) of a registered class of the Company’s equity securities failed to file with the Securities and Exchange Commission their Form 3 initial reports of ownership: Dr. Gary Fromm, Director, Barry Ennis, The Keshet Fund, L.P., Luther Capital Management, LLC, Michael Luther, Thomas E. Durkin, Charles Matteson, and Patricia Matteson. In addition , Forms 4 were not filed by Michael Luther , Luther Capital Management , LLC, Dr. Gary Fromm, William N. Plamondon, III, or Thomas E. Durkin, III in connection with the transaction described at note 5 or page 29 hereof (which is hereby incorporated by reference). These individuals and entities are taking the steps necessary to make such filings. It is the Company’s intention to ensure, where possible, complete compliance according to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our named executive officers of our company and North Texas

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
Name and Principal Position	Year Ended	Salary ($)	Bonus and Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Number of Securities Underlying Options/SARs (#)	All Other Compensation ($)
William N. Plamondon, III	2006	$0	$—	$837,749(2)	—	$470,000(1)
Chairman and CEO	2005	$0	—	—	—	—
of the Company	2004	$0	—	—	—	—

Dr. Gary Fromm	2006	0		$1,405,236 (3)		$180,000(4)
Director	2005	0		—		—
	2004	0		—		—

Barry Ennis	2006	$167,505	—	—	—	—
Executive VP	2005	—	$—	—	—	—
of North Texas(1)	2004	—	$—	—	—	—

Thomas E. Durkin, III	2006	—		$172,507.50(5)	—	—
Director	2005	—		—	—	—
	2004	—		—	—	—

Michael S. Luther	2006	—		$7,036,252.50(6)		—
	2005	—		—		—
	2004	—		—		—

(1)
The Company has engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. We are currently negotiating with R.I. Heller for the continued services of Mr. Plamondon on terms and conditions agreeable to the parties. At this time, it is contemplated that the Board will reduce the fee to $40,000 for the month of June 2006 and $30,000 thereafter.

(2)	Comprised of 680,881 shares distributed to RI Heller from Luther Capital Management valued by the Company at $1.23 per share.

(3)
In connection with the closing of the North Texas acquisition , Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (the “Existing Debt Holders”) converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,182,064 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by us in the amount of $1,162,732 in consideration of our company issuing 1,182,062 shares of common stock and the Existing Debt Holders agreed to transfer 1,182,062 shares of common stock of our company to Dr. Fromm.

(4)
On September 6, 2005, we entered into a consulting agreement with Dr. Gary Fromm who was then both the Chief Executive Officer of the company and the Chairman of the board of directors for a term of six months, which provided a $15,000 monthly fee for such services.

(5)
At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue him 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one -twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions so long as such guaranty remains in place. This is the valuation of the initial 140,250 shares at $1.23 per share.

(6)
In connection with the closing of the acquisition of the North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the"Luther Shares") of common stock. The Luther Shares have been valued at $6,863,745 and have been recorded as an accrued expense in the financial statements at July 31, 2006 and have been charged to operations during the nine months ended July 31, 2006.  At the time of closing of the North Texas Steel transaction, Michael S. Luther signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue him 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one -twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions so long as such guaranty remains in place. This figure includes the valuation of the initial 140,250 shares at $1.23 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares, which the selling stockholder has the right to acquire within 60 days.

Name and address	Amount and Nature of Beneficial Ownership	Percent of Class (3)
Dr. Gary Fromm(1)(2)	1,639,483	15.79%
Barbara Dritz Trust	680,881	6.56
RI Heller, LLC	680,881	6.56
William N. Plamondon (1)(2)(8)	680,881 (5)	6.56%
Thomas E. Durkin, III (1)(2)	738,339 (6)	7.11%
Barry Ennis(4)(1)	-0-	0.00%
The Keshet Fund LP 825 Third Avenue, 14th Floor New York, New York 10022	1,081,384	10.40%
Luther Capital Management, LLC	1,068,961	10.3%
Charles and Patricia Matteson (7)	2,779,844	21.20%
All executive officers and directors as a group	3,058,703	29.46%

(1)	Executive officer and/or director of our company.

(2)	The address of this person is c/o American Technologies Group, Inc., 300 SE Second Street, Suite 860 Ft. Lauderdale, FL 33301.

(3)	Based on 10,382,047 shares of common stock outstanding.

(4)	President of North Texas Steel Company, Inc.

(5)
In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital. Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer the shares as follows: Luther Capital Management, LLC, 680,881 shares; Thomas E. Durkin III, 434,464 shares; Patricia Matteson, 680,881 shares; Charles Matteson Jr., 680,881 shares; RI Heller, LLC, 680,881; Dr. Gary Fromm, 407,401; Steven Dresner 71,149; and Terra Nova Capital Partners, Inc., 71,149; Luther Capital Management, LLC, 84,205.

(6)	Does not include the 369,169 shares of common stock held by D&D Investments, LLC D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests.

(7)
At the time of closing of the North Texas Steel transactions Charles and Patricia Matteson provided, as collateral for our Term B Note with Laurus, mortgage against their home in Connecticut valued at approximately $2,000,000 and signed personal guaranties guarantying the payment of the note. In exchange, we agreed to issue them 654,500 shares of our common stock at the time of closing of the North Texas Steel Transactions, and an additional 1,199,917 shares, one-twelfth of which are to vest from and after the date of closing of the North Texas Steel transactions.

(8)	Mr.Plamondon's shares are held indirectly through R.I. Heller, LLC.

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one -twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dr. Gary Fromm entered into the following transaction with our company or parties related to our company:

•
In connection with the closing of the North Texas acquisition, the Existing Debt Holders, converted all debt owed including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,182,064 shares of common stock. Further, Dr. Gary Fromm agreed to forgive debt owed to him by us in the amount of $1,162,732 in consideration of our company issuing 1,182,062 shares of common stock and the Existing Debt Holders agreed to transfer 1,182,062 shares of common stock of our company to Dr. Fromm.

•	On September 26, 2005, we entered into a consulting agreement with Dr. Fromm which provides a monthly fee of $15,000.

•
In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital. Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. In addition to other designations, Luther Capital agreed to transfer the shares as follows: Luther Capital Management, LLC, 680,881 shares; Thomas E. Durkin III, 434,464 shares; Patricia Matteson, 680,881 shares; Charles Matteson Jr., 680,881 shares; RI Heller, LLC, 680,881; Dr. Gary Fromm, 407,401; Steven Dresner 71,149; and Terra Nova Capital Partners, Inc., 71,149; Luther Capital Management, LLC, 84,205.

Issuance of Shares to Guarantors of Laurus Financings

At the time of closing of the North Texas Steel transactions Charles and Patricia Matteson provided, as collateral for our Term B Note with Laurus, mortgage against their home in Connecticut valued at approximately $2,000,000 and signed personal guaranties guarantying the payment of the note. In exchange, we agreed to issue them 654,500 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 1,199,917 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions.

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions.

R. I. Heller

The Company has engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. We are currently negotiating with R.I. Heller for the continued services of Mr. Plamondon on terms and conditions agreeable to the parties.

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)
3.3	Amended and Restated Bylaws (2)
3.4	September 3, 1997 Amendments to Bylaws (3)
3.5	Amendment to the Articles of Incorporation(1)
4.1	Specimen of Common Stock (1)
4.2	Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)
4.3	Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)
4.4	Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)
4.4	Stock Pledge Agreement dated September 7, 2005 by and between the Company and Laurus (8)
4.5	Intellectual Property Security Agreement dated September 7, 2005 among the Companies and Laurus (8)
4.6	Funds Escrow Agreement dated September 7, 2005 by and among Companies, Laurus and Loeb & Loeb LLP (8)
4.7	Side letter agreement dated September 7, 2005 by and among the Companies and Laurus (8)
4.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (8)
4.9	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. ("GMF") and the Companies(11)
4.10	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GMF(11)
4.11	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GMF(11)
4.12	Warrant dated as of September 7, 2005 made in favor of GMF(11)
4.13	Option dated September 7, 2005 made in favor GMF(11)
4.14	Side letter agreement dated as of September 7, 2005 by and among the Companies and GMF (8)
4.15	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. ("GSSF") and the Companies(11)
4.16	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GSSF(11)
4.17	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GSSF(11)
4.18	Warrants dated as of September 7, 2005 made in favor of GSSF Options dated September 7, 2005 made in favor GSSF(11)
4.19	Intentionally left blank
4.20	Side letter agreement dated as of September 7, 2005 by and among the Companies and GSSF (8)
4.21	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (8)
4.22	Subscription Agreement dated of the date hereof by an between the Company and Nite (8)
4.23	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (8)
4.28	Form of Waiver Agreement with Laurus.
4.29	Form of Waiver Letter with GSF and Gryphon.
10.1	Intentionally left blank.
10.2	Subscription and Representation Agreement as of September 7, 2005 by and among the Company and Omaha (8)

10.3	Securities Purchase Agreement as of September 7, 2005 by and among Omaha and the shareholders of North Texas(8)
10.4	Pension Plan Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)
10.5	Indemnity Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas (8)
10.6	Consulting Agreement entered by and between the Company and Dr. Gary Fromm (8)
10.7	Consulting Agreement entered by and between the Company and Luther Capital Management, Inc. (8)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB, Commission File Number 0-23268.
(2)	Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on February 16, 1996.
(3)	Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 13, 1997.
(4)	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File Number 333-68327.
(5)	Previously filed as an exhibit to the Company's Form 8-K Current Report filed with the Commission on August 15, 1994.
(6)	Previously filed as an exhibit to the Company's Form 10-KSB Annual Report filed with the Commission on November 14, 1998.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2005
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 10, 2005
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 19, 2005
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 26, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2006	July 31, 2005
(i) Audit Fees	$149,543	$22,800
(ii) Audit Related Fees	44,050	—
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—
Total fees	$193,593	$22,800

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." These services consist of responding to SEC comments.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.

BY:  /S/ William N. Plamondon, III

CHIEF EXECUTIVE OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Gary Fromm	Chairman, Chief Financial Officer, Secretary, Treasurer
By: Dr. Gary Fromm	and Director

/s/ William N. Plamondon, III
By: William N. Plamondon, III	Assistant Secretary and Director
Chief Executive Officer and President

/s/ Thomas E. Durkin, III
By: Thomas E. Durkin, III	Director

/s/ Michael S. Luther
By: Michael S. Luther	Director

/s/ R. Barry Ennis
By: R. Barry Ennis	Director

ITEM 7. FINANCIAL STATEMENTS.

AMERICAN TECHNOLOGIES GROUP

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
American Technologies Group, Inc.
Monrovia, California

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (the "Company") as of July 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
December 8, 2006

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEET
JULY 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$2,337,540
Restricted cash	280,000
Accounts receivable, net of allowance for doubtful accounts of $59,004	6,048,633
Inventory	3,573,445
Cost and estimated earnings in excess of billings	184,011
Prepaid expenses	118,966

Total current assets	12,542,595

Cash surrender value of officers' life insurance	101,413

Property and equipment, net of depreciation of $131,822	2,563,108

Goodwill	3,390,370

Total assets	$18,597,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,092,338
Accrued expenses	3,254,305
Billings in excess of costs and estimated earnings	1,493,475
Notes payable, current portion, net of discount of $1,858,624	1,320,676

Total current liabilities	10,160,794

Notes payable, long term portion, net of discount of $3,907,058	4,982,392

Total liabilities	15,143,186

Stockholders' equity:
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	10,382
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,313
Accumulated deficit	(75,125,538)

Total stockholders' equity	3,454,300

Total liabilities and stockholders' equity	$18,597,486

The accompanying notes are an integral part of there consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

Net sales	$21,951,289	$12,218

Cost of sales	19,382,956	4,260

Gross profit	2,568,333	7,958

Selling, general and administrative expenses	10,832,072	129,446

Operating loss	(8,263,739)	(121,488)

Other income (expense)

Interest income	175,441	-
Interest expense	(1,416,821)	(381,767)
Financing costs	(7,387,808)	-

Total other income (expense)	(8,629,188)	(381,767)

Loss before income taxes	(16,892,927)	(503,255)

Provision for income taxes	-	-

Net loss	(16,892,927)	(503,255)

Preferred dividend	161,800	-

Net loss attributable to common shareholders	$(17,054,727)	$(503,255)

Loss per share, basic and diluted	$(3.48)	$(1.51)

Loss per share attributable to common shareholders, basic and diluted	$(3.51)	$(1.51)

Weighted average shares outstanding	4,859,120	332,589

The accompanying notes are an integral part of there consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JULY 31, 2006
	Preferred Stock Series A		Preferred Stock Series E		Common Stock		To be Issued		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2004	376,794	$377		$-	332,589	$333	13,719	$14	$53,044,913	$6,750	$(57,567,556)	$(4,515,169)

Net loss											(503,255)	(503,255)

Balance, July 31, 2005	376,794	377	-	-	332,589	333	13,719	14	53,044,913	6,750	(58,070,811)	(5,018,424)

Sale of series E preferred stock			1,500	2					149,998			150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued in connection with Luther consulting agreement					5,580,280	5,580			6,858,165			6,863,745

Shares issued in connection with Laurus financing guarantees					2,025,832	2,026			2,489,747			2,491,773

Shares issued for services					4,079	4			12,991			12,995

Warrants issued with debt									7,524,429			7,524,429

Warrants issued for acquisition									1,875,000			1,875,000

Beneficial conversion feature of convertible stock									2,173,455			2,173,455

Beneficial conversion feature of preferred stock									150,000			150,000

Preferred dividend											(161,800)	(161,800)

Net loss											(16,892,927)	(16,892,927)

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

The accompanying notes are an integral part of there consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,892,927)	$(503,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,822	-
Stock issued for consulting services	6,863,745
Stock issued for loan guarantees	2,491,773
Amortization of discount	4,064,042	-
Amortization of loan costs	104,633
Stock issued for services	12,995	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(786,051)	(1,600)
Restricted cash	(280,000)
Inventory	(819,993)	2,666
Costs and earnings in excess of billings	101,564	-
Prepaid expenses	(4,100)	-
Increase (decrease) in:
Accounts payable and accrued expenses	2,347,807	381,767
Billings in excess of costs	(117,932)	-

Net cash used in operating activities	(2,782,622)	(120,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through acquisitions	5,882,383	-
Purchases of property and equipment	(65,016)	-

Net cash provided by investing activities	5,817,367	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	465,367	127,844
Sale of preferred stock	150,000
Proceeds from convertible debt	200,000
Payments on notes	(1,525,539)	-

Net cash provided by (used in) financing activities	(710,172)	127,844

Net increase in cash	2,324,573	7,422

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$2,337,526	$12,953

Cash paid for:
Interest	$1,398,811	$-
Income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares issued to settle accounts payable	$537,624	$-
Shares issued to settle debt and accrued interest	3,748,430	-
Shares issued in connection with Luther consulting agreement	6,863,745	-
Shares issued in connection with Laurus financing guarantees	2,491,773	-
Shares issued for Whitco acquisition	1,875,000	-
Shares issued for services	12,995	-

The accompanying notes are an integral part of there consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

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

The Company largely ceased operations during 2001 and had begun focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts to settle various pending lawsuits reduce outstanding liabilities, acquire an equity funding facility to finance acquisition of new products, entities and technologies, and otherwise strengthen the business.

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition.

North Texas Steel Company, Inc., is an American Institute of Steel Construction certified structural steel fabrication company and provides fabrication and detailing of structural steel components for commercial buildings, office buildings, convention centers, sports arenas, airports, schools, churches and bridges.North Texas fabricates structural steel from two locations in Fort Worth, Texas. North Texas fabricates structural steel from two locations in Fort Worth, Texas. It contracts with and grants credit to customers primarily located in southwestern United States.

On April 25, 2006, ATG, through a newly formed wholly owned subsidiary, Whitco Poles, Inc. (“Whitco”), acquired certain assets of Whitco Company, LP. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the Whitco Company, LP assets have been included in the audited condensed consolidated statements of operations since the date of acquisition.

Whitco Company has been a provider of light poles to commercial and industrial markets worldwide. Whitco provides marketing expertise and engineering knowledge to a nationwide contracted lighting representative base as well as OEM customers.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our consolidated financial statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include American Technologies Group, Inc. and all subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  We did not participate in any variable interest entities for the period presented.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

For financial reporting purposes the major constructions contracts completed by North Texas, profits are recognized using the percentage of completion method. Under this method, revenues are recognized based on the percentage of costs incurred to date to estimated total cost for each contract. Revisions in estimated contract profits are made in the period in which circumstances requiring the revisions become known. These estimates are subject to change in the near-term and could significantly impact the financial statements. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

On contracts where costs and estimated earnings are in excess of billings, the excess is treated as a current asset. Where billings are in excess of costs and estimated earnings, the excess is treated as a current liability.

These amounts are reflected in the accompanying balance sheet as follows:

July 31, 2006
Costs and estimated earnings on
uncompleted contracts in excess of billings	$184,011
Billings on uncompleted contracts in
excess of costs and estimated earnings	(1,493,475)

$(1,309,464)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

Inventory

Inventory, consisting  primarily of raw materials, is valued at the lower of cost or market on average cost basis.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

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

	2006	2005

Common shares outstanding	4,018,901	332,589
Options shares deemed outstanding	840,219	-

Total shares outstanding for computation	4,859,120	332,589

Stock-Based Compensation

On December 16, 2004, the FASB issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of Statement 123R is January 1, 2006. Management has elected to apply Statement 123R commencing on that date.

At July 31, 2006, the Company has two stock-based employee compensation plans. During the years ended July 31, 2006 and 2005, no stock-based employee compensation cost is reflected in the accompanying statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant. For the year ended July 31, 2005, the Company accounted for those plans under the recognition and measurement principles of APB 25, and related interpretations. Had compensation cost for the Company's plans been determined consistent with the provisions of SFAS No. 123R, the Company's net loss would not have changed.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

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

Goodwill and Other Intangibles

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our operations are comprised of one business segment focusing its operations and management on the cutting, welding and assembling of metal components. The Company will evaluate additional segment disclosure requirements as it expands its operations.
Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No.  155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of SFAS No.  133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning August 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning August 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting for Changes and Error Corrections—a replacement of Accounting Principals Board (APB) Opinion No. 20 and SFAS Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended July 31, 2006, we incurred a net loss of $16,892,927 and negative operating cash flow of $2,782,622. Since its inception, the Company has incurred significant operating losses totaling in excess of $75 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that we can meet our obligations and sustain operations. Management continues to focus on improving our results of operations by increasing sales and decreasing our cost structure to improve cash flows from operations.

NOTE 4 - RESTRICTED CASH

The terms of the Company’s loan agreements with Laurus (Note _) require all the funds received by North Texas to be deposited into a lockbox controlled by Laurus. North Texas’ ability to borrow additional funds is subject to availability provisions of the loan agreements and the amounts of receivable and inventory pledged as collateral with respect to the loan.

NOTE 5 - ACQUISITIONS

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000 in cash. The Company also incurred costs directly attributable to the acquisition of $1,593,370. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition. The total acquisition price of $12,593,370 has been allocated as follows:

Cash	$5,587,017
Other current assets	6,776,879
Property and equipment	2,551,239
Other assets	101,413
Goodwill	2,389,899
Current liabilities	(4,813,077)
Other liabilities	(-0-)

Total	$12,593,370

During the fourth quarter, we increased the amount allocated to goodwill in the North Texas acquisition to $2,389,899 from $1,366,637 previously allocated, as a result of a revaluation of assets and liabilities acquired.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. The Company issued 3,750,000 common stock purchase warrants, valued at $1,875,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the assets acquired have been included in the audited consolidated statements of operations since the date of acquisition. The total acquisition price of $1,875,000 has been allocated as follows:

Cash	$295,366
Other current assets	1,637,996
Property and equipment	78,675
Goodwill	1,000,471
Other current liabilities	(1,137,508)

Total	$1,875,000

During the fourth quarter, we increased the amount allocated to goodwill in the Whitco acquisition to $1,000,471. There was no previous allocation to goodwill. The increase was the result of a revaluation of assets and liabilities acquired.

Pro forma unaudited financial information, assuming that the acquisitions had occurred as of August 1, 2004 is as follows:

	2006	2005
Revenues	$34,370,536	$43,708,014
Net (Loss) income	(17,776,419)	(1,521,528)
(Loss) income per share	$(3.66)	$(4.39)

The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions of North Texas and Whitco had been completed on the date indicated.

NOTE 6 - CONTRACT RECEIVABLES

At July 31, 2006, trade accounts receivable consist of the following:

Currently receivable on contracts	$5,594,947
Retainage on uncompleted contracts	512,690
6,107,637
Less allowance for doubtful accounts	(59,004)
$6,048,633

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

NOTE 7 - INVENTORIES

At July 31, 2006, inventories consist of the following:
Raw materials	$3,251,888
Work in progress	321,555
3,573,444

NOTE 8 - PROPERTY AND EQUIPMENT

At July 31, 2006, property and equipment consist of the following:

2006
Land	$695,000
Buildings and improvements	1,435,000
Machinery and equipment	448,951
Office furniture and equipment	115,979
2,694,930
Less accumulated depreciation and amortization	131,822
$2,563,108

Depreciation expense was $131,822 and $0 for the years ended July 31, 2006 and 2005 respectively

NOTE 9 - PROFIT SHARING PLAN

The Company has a profit sharing and savings plan covering substantially all employees of North Texas. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for years ended July 31, 2006 and 2005.

NOTE 10 - PENSION PLAN

In connection with the acquisition of North Texas, ATG has elected to close the non-contributing defined benefit plan to new participants and benefit accruals have been discontinued. Management is currently in the process of terminating the pension plan pursuant to the terms of the North Texas Steel/Omaha Holdings Pension Plan Joint Account Agreement dated September 7, 2005. Pursuant to the Pension Plan Joint Account Agreement, $1,350,000 (the "Pension Funds") was deposited into an account, to be managed by Omaha and a representative of the North Texas Shareholders. Interest earned on the Pension Funds shall be paid to Omaha. The Pensions funds are to be used to make payments to cover deficiencies within the North Texas Pension Plan (the "Plan"). At any time, Omaha may cause the Plan to be terminated. Upon dissolution, the Pension Funds shall first be distributed to North Texas to cover its obligations set forth in the Plan and, the remaining funds in the Pension Plan shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders. At any time after July 30, 2006, the representative of North Texas, may request that Omaha cause North Texas to terminate the Plan within 60 days. If Omaha causes the Plan to be terminated within 60 days, the Pension Funds shall first be distributed to North Texas to cover its obligations set forth in the Plan and the remaining funds in the Pension Plan shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders. If Omaha does not cause the Plan to be terminated within 60 days, the Pension Funds shall be distributed with one-half going to Omaha and one-half going to the North Texas Shareholders.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

Assuming the pension plan was liquidated as of July 1, 2006, the Company’s estimated the pension plan deficiency amount to be approximately $1,044,000. As used in Pension Plan Joint Account Agreement, the term "Deficiency Amount" shall mean the amount reasonably estimated by the Plan's enrolled actuary, which, as of the date of the Determination Letter equals the amount by which: (i) the total amount of the "lump sum" distributions payable to Plan participants in each case who are then currently eligible to elect benefit payment in the form of a lump sum totaling approximately $4,516,000 (calculated in accordance with the provisions of the Plan and applicable law), exceeds (ii) the total value of the assets of the Plan attributable to the lump sum distributions payable to such Plan participants totaling approximately $3,472,000.

The benefits are based on years of service and the employee's compensation averaged over the last five years of employment. The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan but not in excess of the maximum tax deductible contribution.

The following table sets forth the plan's funded status as of June 30, 2006 and 2005 (the most recent plan year end) and amounts recognized in the Company's balance sheets at July 31, 2006 and 2005

	2006	2005
Fair value of plan assets	$3,472,247	$3,532,545
Benefit obligation	3,391,135	3,349,181
Funded status	81,182	183,364
Prepaid benefit cost recognized in the balance sheets	1,309,978	1,325,635
Weighted-average discount rate	7.0%	7.5%
Weighted-average long-term rate of return on plan assets	7.0%	7.5%
Rate of future compensation levels	4.0%	4.0%
Net periodic pension cost (included in selling, general and administrative expenses	$15,657	$280,642
Employer contribution	$0	$250,000
Plan participants’ contributions	$0	$0
Benefits paid	$257,324	$388,468

The Company pension plan weighted-average asset allocations at June 30, by asset category are as follows:

	2006	2005
Asset Category
Equity Securities	22%	4%
Debt Securities	54%	65%
Real estate	0%	0%
Other	24%	31%

The Company's investment policy is to invest conservatively and maintain investments to cover the obligations under the frozen plan. Periodically management reviews the investments to determine if allocations should be rebalanced. Professional managers manage all assets for the Plan and independent consultants assist in attainment of its objectives.

The Company benefit payments which are based on the same assumptions used to measure the Company benefit obligation at July 31, 2006 are as follows:

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

2007	$244,103
2008	242,338
2009	265,690
2010	262,254
2011	258,197
2012-2014	1,474,459

NOTE 11 - CONCENTRATIONS

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the year ended July 31, 2006 included an aggregate of 59% from four customers. One supplier accounted for 23% of our purchases for the year ended July 31, 2006. Three customers account for 55% of our accounts receivable at July 31, 2006.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2006	2005
Current
Federal	$--	$--)
State	--	--)
Deferred	5,762,294	--
Less: valuation allowance	(5,762,294)	--

Net	$--	$--

Deferred tax assets (liabilities) representing temporary differences due to the timing of recording expenses for taxes and the financial statements as of July 31, 2006 and 2005, respectively, and are comprised of the following

2006
Gross deferred tax assets
Vacation accrual deductible in future periods	$39,450
Reserve for bad debts deductible in future periods	20,062
Section 263A costs deductible in future periods	42,500
Net operating losses	5,743,595
Net operating losses	5,845,607
Gross deferred tax liabilities
Property and equipment basis due to accelerated depreciation for tax	(34,000)
Net deferred tax asset	5,811,607
Less valuation allowance	(5,811,607)
Deferred tax asset	$--

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

Due to the fact that it is not more likely than not that the deferred tax assets can be realized, a valuation allowance has been established to reduce the net deferred tax asset to zero.

The change in the valuation allowance that occurred between August 1, 2005 and July 31, 2006 is as follows:

Valuation allowance August 1, 2005	$--
Valuation allowance due to acquisitions	49,313
Valuation applied during year ended July 31, 2006	5,762,294
Valuation allowance July 31, 2006	5,811,607

The Company has not filed a Federal and State tax returns for several years. However, the Company has estimated a current net operating loss carry-forward of approximately $17,000,000 for federal income tax purposes that ultimately expire in 2026.

The differences between the actual income tax benefit and the benefit computed applying the domestic statutory federal and state rates to losses before income tax is primarily due to the valuation allowance applied to the deferred tax asset as of July 31, 2006 and the change in the valuation allowance for the year ended July 31, 2006.

NOTE 13 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At July 31, 2006, our outstanding borrowings were:

2006
Notes Payable to Laurus:
Secured revolving note	7,000,000
Secured convertible term note A	2,568,750
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
12,068,750
Less: Discount on Debt	(5,765,682)
$6,303,068

Notes payable outstanding at July 31, 2006 mature as follows:

Year ending July 31,
2007	$3,179,300
2008	1,679,300
2009	7,210,150

$12,068,750

Laurus Financings

In connection with the acquisition of North Texas, we entered into agreements with Laurus Master Funds, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which we issued convertible debt, a warrant and an option to purchase shares of our common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus include the following:

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

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

Secured revolving note
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

Secured convertible term note A
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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

We received an additional advance of $70,000 pursuant to the term note A, during the third quarter of 2006. The proceeds were applied to costs incurred in connection with the Whitco transaction. The additional advance bears interest at the rate of 24% per year. By July 31, 2006, the additional advance was repaid.

Secured convertible term note B
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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

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

Gryphon April 2006 Financing

On April 21, 2006, we executed a secured term note with GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, we issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc. As of July 31, 2006, the principal balance of the notes was repaid and the notes were retired.

Discount on Debt

The Company has valued the warrants and options issued with the Laurus and Gryphon financings using the Black Sholes pricing model. The value has been recorded at $7,322,936, based on the warrants and options relative fair value. We have also recorded a beneficial conversion feature of $2,173,455 in connection with the convertible notes. The resulting discount of $9,496,391 is being amortized over the terms of the related debt instruments.

The Company has valued the warrants issued with the Gryphon April 2006 financing using the Black Sholes pricing model. The value has been recorded at $201,493, based on the warrants relative fair value. The resulting discount of $201,493 is being amortized over the term of the debt instrument.

Laurus, GMF, and GSSF Defaults and Waiver of Defaults

Pursuant to the terms of its registration rights agreements with Laurus, GSSF, and GMF, we are obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the options issued in connection with the Laurus and Gryphon financings and the Whitco transactions. Pursuant to the original terms of registration rights agreements, if the registration statement was not filed by October 31, 2005 or declared effective by January 7, 2006, or if the registration was suspended other than as permitted the Company was obligated to pay Laurus certain fees and the obligations pursuant to the Laurus and Gryphon financings described above may be deemed to be in default.

On October 31, 2006 we filed a Notification of Late Filing on Form 12-b(25) stating that we would not file our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 by the October 30, 2006 filing deadline, but that we would undertake to complete such filing by November 14, 2006, fifteen days from the original October 30, 2006 filing deadline. We did not complete the filing within the timeline specified and such failure constitutes an “event of default” pursuant to our agreements with Gryphon, GMF, and GSSF.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

In connection with the security agreements we entered into in September 2005 with Laurus, GMF, and GSSF we executed a stock pledge agreement granting them a interest in the common stock of our subsidiaries all of our and our subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement state that if an "event of default" occurs under any agreement with Laurus, GSSF and GMF, that they have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Our failure to timely file the Form 10-KSB and our failure to file a registration statement as described above each separately constituted an event of default under the security agreements.

Due to our default, on September 12, 2006 we obtained waiver and extension agreements from Laurus, GSSF, and GMP. The extensions and waivers waive any defaults that have occurred related to our failure to file a registration statement by October 31, 2005 by extending the date to file such registration statement to January 31, 2007, with such registration statement to be declared effective by April 15, 2007. Laurus, GMF and GSSF also agreed to waive any claims for default and damages (including claims for liquidated damages pursuant to Section 2 of the Agreements) that would have otherwise accrued through the date of the waiver agreement. Further, both extensions and waivers waived any claim for default as a result of our failure to meet the financial reporting requirements set forth in section 11 of the security agreements provided that we must bring ourselves into compliance with such requirements prior to January 15, 2007. Finally, Laurus agreed to amend the first day that the monthly principal payments under the term Note A are due to the first business day of January, 2007 and GMF and GSSS agreed to extend the maturity dates of their convertible term notes in the total amount of $500,000 payable to GMF and GSSF to September 30, 2007.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock

ATG has authorized 1,000,000,000 shares of common stock, with a par value of $.001 per share. On December 5, 2005 we effected a one (1) for three hundred (300) reverse stock split of our issued and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references to the financial statements and notes for financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of July 31, 2006, 10,382,047 shares of common stock were issued and outstanding.

During year ended July 31, 2006, the Company issued an aggregate of 4,079 shares of common stock to consultants exchange for a total of $12,995 for services and expenses rendered.

During year ended July 31, 2006, $289,045 and $248,579 of liability was settled through the issuance of 31,770 and 43,373 shares of common stock related to accounts payable and accrued payroll liabilities, respectively.

In connection with the consummation of the North Texas acquisition, Keshet Fund, L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investment Ltd. (collectively, the "Existing Debt Holders"), converted all indebtedness including interest to the Existing Debt Holders in the approximate amount of $1,405,236 into 1,884,902 shares of common stock. Further, Dr. Gary Fromm, our Chief Financial Officer and a member of the Board of Directors agreed to exchange indebtedness owed to him by the Company in the amount of $1,162,732 in consideration for the issuance of 479,221 shares of our common stock and the transfer from Existing Debt Holders 702,840 shares of our common stock.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

In connection with the closing of the acquisition of North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, we have agreed to issue Luther Capital and its designees, an aggregate of 5,580,280 shares (the "Luther Shares") of common stock. The issuance of the Luther Shares are subject to the Company filing an amendment to its certificate of incorporation to provide for an adequate amount of authorized but un-issued shares of common stock. The Luther Shares were issued during May, 2006. The Luther Shares have been valued at $6,863,745 and have been charged to operations during the year ended July 31, 2006.

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been charged to operations during the year ended July 31, 2006. As of July 31, 2006, 2,025,832 of these shares, with a value of $2,491,773, have been issued. The remaining value of $958,377 has been recorded as an accrued expense as of July 31, 2006.

Preferred Stock

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2006, 376,794 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2006, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2006, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2006, there is no Series D Stock issued and outstanding.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock. As of July 31, 2006, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2006, there is no Series F Stock issued and outstanding.

Committed Common Stock

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2004, the Company committed to issue 13,719 shares of the Company's common stock. At July 31, 2005, the committed shares have not been issued.

Stock Subscriptions

As of July 31, 2006, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 15 - EMPLOYEE STOCK OPTION PLANS

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and exercisable at July 31, 2004	21,166	$135.00
Granted	--	--
Exercised	--	--
Canceled	(11,473)	(147.66)
Outstanding and exercisable at July 31, 2005	9,693	$120,00
Granted	--	--
Exercised	--	--
Canceled	(9,693)	(120.00)
Outstanding and exercisable at July 31, 2006	--	--

All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflect the retrospective adjustment for the reverse stock split.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

NOTE 16 - WARRANTS

During the year ended July 31, 2006, we issued stock warrants in connection with our debt financings and acquisitions. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued.

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,750,000	*	N/A	$0.001	3,750,000	$0.001
$0.003	935,000		2.00	$0.003	935,000	$0.003
$0.010	675,000		2.00	$0.010	675,000	$0.010
$0.333	16,339,880		2.00	$0.333	16,339,880	$0.333
$0.990	2,865,116		4.75	$0.990	2,865,116	$0.990
$0.195	24,564,996		2.68	$0.338	24,564,996	$0.338

* Warrant issued does not have a contractual life.

The weighted-average fair value of stock warrants granted to non-employees during the year ended July 31, 2006 was $1.08 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5%
Expected stock price volatility	346%
Expected dividend payout	—
Expected option life-years	2 yrs

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

NOTE 17 - RELATED PARTY TRANSACTIONS

On March 1, 1994, we entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, we will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on our net sales from exploitation of Baser technology. In the event we do not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through April 30, 2006. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2006, no provision has been made in the financial statements as the outcome is not probable or estimable.

During fiscal 1997, the Company completed payments of $150,000 to Dr. Lo (a former officer/shareholder) to purchase an option for the rights to certain Baser technology. Additionally, should we receive an offer to purchase the Baser technology for commercial use, the Company is required to issue 1,700,000 shares of Series A Convertible Preferred Stock and pay quarterly royalties of 7 1/2 % of net profits (as defined) to Dr. Lo. The exercise price for the option acquired by the Company is 10,000 shares of common stock, a royalty of five percent of our net profits, if any, from the exploitation of Baser through July 21, 1999, and issuance of the Series A Convertible Preferred Stock as discussed above. There have been no options exercised or shares granted through July 31, 2006 in conjunction with this agreement. The acquired option expires one year after evidence of unencumbered title to the Baser technology is provided by the Company.

In connection with the closing of the North Texas acquisition, Dr. Gary Fromm , Chief Financial Officer, agreed to forgive debt owed to him by us in the amount of $1,162,732 in consideration of our company issuing 1,182,062 shares of common stock and the Existing Debt Holders agreed to transfer 1,182,062 shares of common stock of our company to Dr. Fromm.

On September 26, 2005, the Company entered into a consulting agreement with Dr. Fromm for a term of six months and which provides for a monthly fee of $15,000. The consulting arrangement shall automatically renew for six month periods unless either party provides notice 30 calendar days prior to the end of consulting period that it is terminating the consulting arrangement.

In connection with the closing of the acquisition of the North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, the Company issued Luther Capital and its designees (including other officers and directors), an aggregate of 5,580,280 shares (the"Luther Shares") of common stock. The Luther Shares issued have been valued at $6,863,745 and have been charged to operations during the year ended July 31, 2006.  Of the 5,580,280 shares, Luther Capital Management LLC retained 765,086 common shares. The remaining 4,815,194 shares were issued to other designations which included transfers of 680,881 shares to RI Heller LLC (a Company controlled by the Chief Executive Officer), 407,401 shares to Dr. Gary Fromm (Chief Financial Officer), and 434,464 shares to Thomas E. Durkin III (Board Member),

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions. As of July 31, 2006, 607,150 of these shares, with a value of $747,532 have been issued. The remaining 187,600 unissued shares valued at $230,748 has been recorded as an accrued expense as of July 31, 2006.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2006 and 2005

The Company has engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. We are currently negotiating with R.I. Heller for the continued services of Mr. Plamondon on terms and conditions agreeable to the parties.

NOTE 18 - CONTINGENCIES

Litigation

The Company may be involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

NOTE 19 - INDEMNITIES and GUARANTEES

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

NOTE 20 - OPERATING LEASE

The Company rents office space under a non-cancelable operating lease agreement. Rental expense relating to the operating lease agreement for the year ended July 31, 2006 was approximately $4,000.

Future minimum lease payments under operating leases as of July 31, 2006 are as follows:

2007	$51,264
2008	51,264
2009	51,264
2010	51,264
2011	46,992