Form 10QSB
period 2006-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2006-12-20
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of December 19, 2006 the registrant had 10,382,047 shares of common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 376,794 shares of Series A Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$130,060
Accounts receivable, net of allowance for doubtful
accounts of $59,004	7,540,188
Inventory	4,176,974
Cost and estimated earnings in excess of billings	241,311
Prepaid expenses	40,716
Total current assets	12,129,249

Cash surrender value of officers' life insurance	101,413

Property and equipment, net	2,534,250

Goodwill	3,390,370
Total assets	$18,155,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,870,399
Accrued expenses	3,594,363
Billings in excess of costs and estimated earnings	2,106,132
Notes payable, current portion, net of
discount of $2,802,933	876,368
Total current liabilities	10,447,262

Notes payable, long term portion, net of
discount of $1,987,103	5,503,027
Total liabilities	15,950,289

Stockholders' equity:
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	10,382
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,313
Accumulated deficit	(76,374,845)
Total stockholders' equity	2,204,993
Total liabilities and stockholders' equity	$18,155,282

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Net sales	$7,631,961	$3,992,505
Cost of sales	6,594,524	3,551,564
Gross profit	1,037,437	440,941

Selling, general and administrative expenses	975,237	7,332,047
Operating income (loss)	62,200	(6,891,106)

Other income (expense)

Interest income	16,325	22,751
Interest expense	(349,186)	(1,136,418)
Financing costs	(975,646)	(3,450,150)
Total other income (expense)	(1,308,507)	(4,563,817)

Loss before income taxes	(1,246,307)	(11,454,923)

Provision for income taxes	—	4,405
Net loss	(1,246,307)	(11,459,328)

Preferred dividend	3,000	151,800
Net loss attributable to common shareholders	$(1,249,307)	$(11,611,128)

Loss per share, basic and diluted	$(0.11)	$(5.89)

Loss per share attributable to common
shareholders, basic and diluted	$(0.11)	(5.97)

Weighted average shares outstanding	11,330,766	1,944,079

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED
OCTOBER 31, 2006
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

Preferred dividend									—		(3,000)	(3,000)
Net loss											(1,246,307)	(1,246,307)
Balance, October 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(76,374,845)	$2,204,993

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,246,307)	$(11,459,328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,364	28,109
Amortization of discount	975,646	764,204
Amortization of loan costs	—	58,500
Stock issued for services	—	12,995
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,491,555)	(1,190,951)
Restricted cash	280,000	—
Inventory	(603,529)	184,516
Costs and earnings in excess of billings	(57,300)	256,037
Prepaid expenses	78,250	(44,229)
Increase (decrease) in:
Accounts payable and accrued expenses	115,119	9,551,721
Billings in excess of costs	612,657	1,674,221
Net cash used in operating activities	(1,295,655)	(164,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(204,570)
Cash received through acquisition	—	5,587,017
Purchases of property and equipment	(12,506)	(38,601)

Net cash provided by (used in) investing activities	(12,506)	5,343,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	203,731
Payments on notes	(899,319)	(28,020)

Net cash provided by (used in) financing activities	(899,319)	175,711

Net increase (decrease) in cash	(2,207,480)	5,355,352

Cash and cash equivalents, beginning of year	2,337,540	12,953

Cash and cash equivalents, end of year	$130,060	$5,368,305

Cash paid for:
Interest	$388,061	$—
Income taxes	—	—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

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

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the condensed consolidated statements of operations since the date of acquisition.

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

On April 25, 2006, ATG, through a newly formed wholly owned subsidiary, Whitco Poles, Inc. (“Whitco”), acquired certain assets of Whitco Company, LP. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the Whitco Company, LP assets have been included in the condensed consolidated statements of operations since the date of acquisition.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2006 and for the three month periods ended October 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2007.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

These amounts are reflected in the accompanying balance sheet as follows:

October 31, 2006
Costs and estimated earnings on
uncompleted contracts in excess of billings	$241,311
Billings on uncompleted contracts in
excess of costs and estimated earnings	(2,106,132)

$(1,864,821)

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

	2006	2005

Common shares outstanding	10,395,766	1,385,112
Options shares deemed outstanding	935,000	558,967
Total shares outstanding for computation	11,330,766	1,944,079

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended October 31, 2006, we incurred a net loss of $1,246,307 and negative operating cash flow of $1,295,655. Since its inception, the Company has incurred significant operating losses totaling approximately $76 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - ACQUISITIONS

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000 in cash. The Company also incurred costs directly attributable to the acquisition of $1,593,370. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for North Texas have been included in the condensed consolidated statements of operations since the date of acquisition.

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. The Company issued 3,750,000 common stock purchase warrants, valued at $1,875,000. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the assets acquired have been included in the condensed consolidated statements of operations since the date of acquisition.

Pro forma unaudited financial information for the three months ended October 31, 2005, assuming that the acquisitions had occurred as of August 1, 2005 is as follows:

2005
Revenues	$11,122,974
Net (Loss) income	(11,541,328)
(Loss) income per share	$(5.94)

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions of North Texas and Whitco had been completed on the date indicated.

NOTE 5 - CONCENTRATIONS

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the three months ended October 31, 2006 included an aggregate of 52% from two customers. Two customers account for 50% of our accounts receivable at October 31, 2006.

NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006 and 2005

(UNAUDITED)

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

SUMMARY of RECENT TRANSACTIONS

Whitco Transaction

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., acquired certain assets of Whitco Company, L.P. We issued 3,750,000 common stock purchase warrants, valued at $1,875,000.

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

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended October 31, 2006 to the Quarter Ended October 31, 2005

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

Revenues

Revenues for the quarter ended October 31, 2006 resulted from the acquisitions of North Texas Steel and Whitco Poles in September 2005 and April 2006, respectively, and accordingly, period to period comparisons are not meaningful. The Company’s revenues for the three months ended October 31, 2006 were approximately $7,632,000 and were approximately $3,992,000 for the three months ended October 31, 2005. The primary reason for the increase in revenue was the inclusion of a full quarter of North Texas and Whitco revenue in 2006, with only partial North Texas and no Whitco revenue in 2005.

Cost of Sales

The cost of sales for the quarter ended October 31, 2006 was approximately $6,595,000 and approximately $3,552,000 in 2005. The primary reason for the increase was the inclusion of a full quarter of North Texas and Whitco revenue in 2006, with only partial North Texas and no Whitco revenue in 2005.The Company's gross margin was approximately $1,037,000 and $441,000 for the three months ended October 31, 2006 and 2005, respectively or 14% and 11% of revenue, respectively..

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarters ended October 31, 2006 and 2005, selling, general and administrative expenses were approximately $975,000 and $7,332,000, respectively, which consist primarily of administrative expenses. General and administrative expenses decreased by approximately $6,357,000 from 2005. This decrease was primarily from a decrease in one-time equity compensation to consultants of approximately $6,877,000, partially offset by increase resulting from the inclusion of the North Texas and Whitco operations for a full quarter in 2006. As a result of our recapitalization from a privately-held to publicly-held company, our future selling, general and administrative expenses will increase significantly as a result of complying with various federal and state regulatory filing requirements.

Interest Expense

Interest and financing expense results primarily from the acquisition of the North Texas operations in a highly leveraged transaction. Interest and finance costs include the amortization of debt discount resulting from the non cash cost associated with equity instruments issued in connection with the debt and a beneficial conversion feature attributable to the debt instruments.

Liquidity and Capital Resources

As of October 31, 2006, we had approximately $130,000 in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

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

The Company's independent certified public accountants have stated in their report included in the Company's July 31, 2006 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations and to restructure its long- and short-term debt obligations to its principal sources of capital. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement and were not effective as of October 31, 2006 ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our management is in the process of identifying deficiencies with regard to our disclosure controls and procedure and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. In addition management has discovered that reporting persons under Section 16(a) of the Exchange Act have not filed required reports under forms 3 and 4. The Company is in the process of correcting this.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

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

AMERICAN TECHNOLOGIES GROUP, INC.

/s/ William N. Plamondon, III

William N. Plamondon, III
CHIEF EXECUTIVE OFFICER

/s/ Dr. Gary Fromm

Dr.Gary Fromm
CHIEF FINANCIAL OFFICER

DATE: 12/19/06