Form 10QSB
period 2007-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-03-26
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.
(Name of small business issuer in its charter)

Nevada	95-4307525
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

 412 W. Bolt St.
Ft. Worth, TX 76113
(Address of principal executive offices) (zip code)

Issuer's telephone number:

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of March 26, 2007 the registrant had 10,382,047 shares of common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 376,794 shares of Series A Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$561,693
Accounts receivable, net of allowance for doubtful
accounts of $59,002	6,303,252
Inventory	4,226,015
Cost and estimated earnings in excess of billings	258,929

Total current assets	11,349,889

Cash surrender value of officers' life insurance	101,413

Property and equipment, net	2,492,260

Goodwill	3,390,370

Total assets	$17,333,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,490,376
Accrued expenses	2,945,368
Billings in excess of costs and estimated earnings	1,465,332
Notes payable, current portion, net of
discount of $1,063,512	1,596,559

Total current liabilities	9,497,635

Notes payable, long term portion, net of
discount of $2,802,933	6,426,618

Total liabilities	15,924,253

Stockholders' equity:
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	10,382
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,313
Accumulated deficit	(77,170,159)

Total stockholders' equity	1,409,679

Total liabilities and stockholders' equity	$17,333,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND SIX MONTHS ENDED
JANUARY 31, 2007 AND 2006
(UNAUDITED)

	Three Months ended January 31,		Six Months ended January 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$8,715,054	$6,313,535	$16,347,015	$10,306,040

Cost of sales	7,441,035	5,561,793	14,035,559	9,113,357

Gross profit	1,274,019	751,742	2,311,456	1,192,683

Selling, general and administrative expenses	807,911	1,376,837	1,783,148	8,708,884

Operating income (loss)	466,108	(625,095)	528,308	(7,516,201)

Other income (expense)

Interest income	(876)	36,557	15,449	59,308
Interest expense	(333,955)	(1,340,811)	(683,141)	(2,329,106)
Financing costs	(923,591)	-	(1,899,237)	(3,450,150)

Total other income (expense)	(1,258,422)	(1,304,254)	(2,566,929)	(5,719,948)

Loss before income taxes	(792,314)	(1,929,349)	(2,038,621)	(13,236,149)

Provision for income taxes	-	7,500	-	11,905

Net loss	(792,314)	(1,936,849)	(2,038,621)	(13,248,054)

Preferred dividend	$3,000	3,000	6,000	$154,800

Net loss attributable to common shareholders	$(795,314)	$(1,939,849)	$(2,044,621)	$(13,402,854)

Loss per share, basic and diluted	$(0.05)	$(0.52)	$(0.14)	(4.67)

Loss per share attributable to common
shareholders, basic and diluted	$(0.05)	$(0.52)	$(0.14)	(4.73)

Weighted average shares outstanding	15,080,766	3,723,783	15,080,766	2,833,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2007
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

Preferred dividend									-		(6,000)	(6,000)

Net loss											(2,038,621)	(2,038,621)

Balance, January 31, 2007	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(77,170,159)	$1,409,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,038,621)	$(13,248,054)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	83,354	69,645
Amortization of discount	1,899,237	1,665,699
Amortization of loan costs	-	58,500
Stock issued for services	-	12,995
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(254,619)	(2,326,298)
Restricted cash	280,000	-
Inventory	(652,570)	(285,121)
Costs and earnings in excess of billings	(74,918)	1,489,569
Prepaid expenses	118,966	20,888
Increase (decrease) in:
Accounts payable and accrued expenses	(916,899)	10,046,986
Billings in excess of costs	(28,143)	859,210

Net cash used in operating activities	(1,584,213)	(1,635,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	-	(204,570)
Cash received through acquisition	-	5,587,017
Purchases of property and equipment	(12,506)	(38,601)

Net cash provided by (used in) investing activities	(12,506)	5,343,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	200,000
Proceeds from issuance of notes	-	3,731
Net proceeds on revolving line of credit	8,372	-
Payments on notes	(187,500)	(78,020)

Net cash provided by (used in) financing activities	(179,128)	125,711

Net increase (decrease) in cash	(1,775,847)	3,833,576

Cash and cash equivalents, beginning of year	2,337,540	12,953

Cash and cash equivalents, end of year	$561,693	$3,846,529

Cash paid for:
Interest	$719,200	$435,527
Income taxes	-	-
Non-cash financial activities

The purchase price for the North Texas Steel acquisition of $11,000,000 was paid directly to the North Texas Steel stockholders by our lenders.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

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

North Texas Steel Company, Inc., is an American Institute of Steel Construction certified structural steel fabrication company and provides fabrication and detailing of structural steel components for commercial buildings, office buildings, convention centers, sports arenas, airports, schools, churches and bridges. North Texas fabricates structural steel from two locations in Fort Worth, Texas. North Texas fabricates structural steel from two locations in Fort Worth, Texas. It contracts with and grants credit to customers primarily located in southwestern United States.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2007 and for the three month and six month periods ended January, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

The results of the three months and six months ended January 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2007.

Restatement

The financial statements for the three and six months ended January 31, 2006 have been restated as a result of the discount attributed to our September 2005 convertible debt financings. The reduction resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three and six month periods ended January 31, 2006 was reduced by $252,358 and $400,481, respectively.

We have additionally corrected the weighted average shares outstanding for the three and six month periods ended January 31, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Six Months
	January 31, 2006	January 31, 2006

Net loss - as reported	(2,189,207)	(13,648,535)
Net loss - as restated	(1,936,849)	(13,248,054)

Net loss per common share - as reported	(2,192,207)	(13,803,335)
Net loss per common share - as restated	(1,939,849)	(13,402,854)

Loss per common share - as reported	(0.79)	(6.54)
Loss per common share - as restated	(0.52)	(4.73)

Weighted average shares outstanding - as reported	2,788,783	2,086,947
Weighted average shares outstanding - as restated	3,723,783	2,833,931

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

These amounts are reflected in the accompanying balance sheet as follows:

January 31, 2007
Costs and estimated earnings on
uncompleted contracts in excess of billings	$258,929
Billings on uncompleted contracts in
excess of costs and estimated earnings	(1,465,332)

$(1,206,403)

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

	Three months ended		Six months ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Common shares outstanding	10,395,766	2,788,783	10,395,766	2,086,947
Options shares deemed outstanding	4,685,000	935,000	4,685,000	746,984

Total shares outstanding for computation	15,080,766	3,723,783	15,080,766	2,833,931

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months and six months ended January 31, 2007, we incurred a net loss of $792,314 and $2,038,621 and negative operating cash flow of $1,584,213. Since its inception, the Company has incurred significant operating losses totaling approximately $77 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Pro forma unaudited financial information for the three and six months ended January 31, 2006, assuming that the acquisitions had occurred as of August 1, 2005 is as follows:

	Three months ended	Six months ended
	January 31, 2006	January 31, 2006
Revenues	$9,142,516	$22,648,223
Net (Loss) income	(2,346,940)	(13,609,518)
(Loss) income per share	$(0.63)	$(4.80)

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the six months ended January 31, 2007 included an aggregate of 57% from one customer. The same customer accounts for 62% of our accounts receivable at January 31, 2007.

NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

Laurus, GMF, and GSSF Defaults and Waiver of Defaults

Pursuant to the terms of ourregistration rights agreements with Laurus, GSSF, and GMF, we are obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the options issued in connection with the Laurus and Gryphon financings and the Whitco transactions. Pursuant to the original terms of registration rights agreements, if the registration statement was not filed by October 31, 2005 or declared effective by January 7, 2006, or if the registration was suspended other than as permitted we were obligated to pay Laurus certain fees and the obligations pursuant to the Laurus and Gryphon financings described above may be deemed to be in default. We did not file the registration statement until January 31, 2007 and the registration statement has not yet been declared effective. This failure constituted an “event of default” pursuant our agreements with Gryphon, GMF, an GSSF.

On October 31, 2006 we filed a Notification of Late Filing on Form 12-b(25) stating that we would not file our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 by the October 30, 2006 filing deadline, but that we would undertake to complete such filing by November 14, 2006, fifteen days from the original October 30, 2006 filing deadline. We did not complete the filing within the timeline specified and such failure constituted an “event of default” pursuant to our agreements with Gryphon, GMF, and GSSF.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2007 and 2006

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

Due to the above described defaults, on September 12, 2006 we obtained waiver and extension agreements from Laurus, GSSF, and GMF. The extensions and waivers waive any defaults that have occurred related to our failure to file a registration statement by October 31, 2005 by extending the date to file such registration statement to January 31, 2007, with such registration statement to be declared effective by April 15, 2007. As noted above, we have filed the registration statement, but it has not yet been declared effective. Laurus, GMF and GSSF also agreed to waive any claims for default and damages (including claims for liquidated damages pursuant to Section 2 of the Agreements) that would have otherwise accrued through the date of the waiver agreement. Further, both extensions and waivers waived any claim for default as a result of our failure to meet the financial reporting requirements set forth in section 11 of the security agreements provided that we must bring ourselves into compliance with such requirements prior to January 15, 2007. Finally, Laurus agreed to amend the first day that the monthly principal payments under the term Note A are due to the first business day of March, 2007 and GMF and GSSS agreed to extend the maturity dates of their convertible term notes in the total amount of $500,000 payable to GMF and GSSF to September 30, 2007.

Our secured term note B with Laurus with a principal amount of $2,000,000 convertible into up to 6,006,006 shares of common stock matured and was payable in full on March 6, 2007. We did not pay the amount due on that date. Rather, Laurus has now agreed to extend the Maturity Date of the term B note to May 7, 2007. Laurus agreed to such an extension on the condition that we pay a $300,000 fee for the extension. In addition, as part of the waiver, Laurus has orally agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement we filed on January 31, 2007 from April 16, 2007 to May 7, 2007. Laurus' counsel has provided us with copies of the foregoing waiver and extension agreement, and has orally agreed to the terms, but the documents have not yet been signed by Laurus.

NOTE 7- SUBSEQUENT EVENTS

On February 28, 2007, the Company accepted the resignation of William N. Plamondon III, as Chief Executive Officer and finalized the terms of his departure. Pursuant to the Severance and Release Agreement, Mr. Plamondon, and R.I. Heller Co., LLC and certain other parties who have worked with RI Heller have agreed that Mr. Plamondon will serve as CEO through March 1, 2007, that RI Heller and Mr. Plamondon will transfer, without charge, all shares of common stock of the Company owned by them (680,000 shares) to the Company, that RI Heller will receive $120,000 for Mr. Plamondon's and RI Heller's services (payable in 12 monthly installments of $10,000), and that the parties will mutually release each other for all claims to the date of the agreement. The Company has recorded $120,000 in current liabilities as of January 31, 2007 related to this agreement.

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

The following analysis of the consolidated results of operations includes the Company and its wholly-owned subsidiaries Omaha Holdings Corporation and North Texas Steel and Whitco Poles.

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

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco's product lines, while requiring similar manufacturing processes, such as welding and formal metal assemblies, as North Texas, are primarily catalog specific products with much shorter lead and production times.

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended January 31, 2006 to the Quarter Ended January 31, 2007

Results of Operations

Revenues

Revenues for the quarter ended January 31, 2007 resulted from operations of North Texas Steel and Whitco Poles. The Company’s revenues for the three months ended January 31, 2007 were approximately $8,715,000 and were approximately $6,314,000 for the three months ended January 31, 2006.  A primary reason for the increase in revenue was the inclusion of Whitco’s revenue in the 2007 quarter as well as improved market conditions. Whitco was not acquired until April of 2006. Whitco sales for the quarter ended January 31, 2007 were approximately $959,000.

Cost of Sales

The cost of sales for the quarter ended January 31, 2007 was approximately $7,441,000 and approximately $5,562,000 in 2006. A primary reason for the increase was the inclusion Whitco costs of sales in 2007. Whitco cost of sales for the quarter ended January 31, 2007 were approximately $895,000.The Company's gross margin was approximately $1,274,000 and $752,000 for the three months ended January 31, 2007 and 2006, respectively or 14.6 % and 11.9 % of revenue, respectively. Since our acquisition of certain pole assets and our start-up of Whitco Poles, Inc. on April 24, 2006, we have continued to streamline and improve the pole production process from design to manufacturing lead time to quality assurance. Whitco Pole revenues in the period from April 25, 2006 through July 31, 2006 were $960,174 with start-up losses in that interval of $476,198. In the quarter ended January 31, 2007 Whitco Pole net losses were trimmed to $1,857.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarters ended January 31, 2007 and 2006, selling, general and administrative expenses were approximately $808,000 and $1,377,000, respectively, which consist primarily of administrative expenses. General and administrative expenses decreased by approximately $569,000 from 2006. This decrease was primarily from reduced legal, accounting, and consulting expenses. Our selling, general and administrative expenses will are and will remain high as a result of complying with various federal and state regulatory filing requirements.

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

Comparison of the Six Months Ended January 31, 2006 to the Six Months Ended January 31, 2007

Results of Operations

Restatement

The financial statements for the three and six months ended January 31, 2006 have been restated as a result of the discount attributed to September 2005 convertible debt financings. The reduction resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three and six month periods ended January 31, 2006 was reduced by $252,358 and $400,481, respectively.

We have additionally corrected the weighted average shares outstanding for the three and six month periods ended January 31, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Six Months
	January 31, 2006	January 31, 2006

Net loss - as reported	(2,189,207)	(13,648,535)
Net loss - as restated	(1,936,849)	(13,248,054)

Net loss per common share - as reported	(2,192,207)	(13,803,335)
Net loss per common share - as restated	(1,939,849)	(13,402,854)

Loss per common share - as reported	(0.79)	(6.54)
Loss per common share - as restated	(0.52)	(4.73)

Weighted average shares outstanding - as reported	2,788,783	2,086,947
Weighted average shares outstanding - as restated	3,723,783	2,833,931

As a result of this restatement, our forms 10QSB for the periods ending January 31, 2006 and April 30, 2006 will need to be amended to reflect such restatement. The Company is the process of preparing and filing amended forms 10QSB for those periods.

Revenues

Revenues for the six months ended January 31, 2007 resulted from the operations of North Texas Steel and Whitco Poles. The Company’s revenues for the six months ended January 31, 2007 were approximately $16,347,000 and were approximately $10,306,000 for the six months ended January 31, 2006. A primary reason for the increase in revenue was the inclusion of Whitco’s revenue in the 2007 period. Whitco was not acquired until April of 2006. Whitco sales for the six months ended January 31, 2007 were approximately $2,247,000. Also, North Texas revenues have been included for the full six months ended January 31, 2007. In the 2006 period, North Texas revenues were included from the September 7, 2005 acquisition.

Structural orders backlog at January 31, 2007 was approximately $18,000,000 as compared to a backlog of about $9.4 million on January 31, 2006. Our bidding remains strong. We expect the fabricated structural steel market to remain strong for the remainder of 2007 and into 2008. There is still concern over extended mill rolling lead times and continued increase in mill base pricing and their effects on the design and construction community.

Cost of Sales

The cost of sales for the six months ended January 31, 2007 was approximately $14,035,000 and approximately $9,113,000 in 2006. A primary reason for the increase was the inclusion Whitco costs of sales in 2007. Whitco cost of sales for the six months ended January 31, 2007 were approximately $1,964,000.The Company's gross margin was approximately $2,311,000 and $1,193,000 for the six months ended January 31, 2007 and 2006, respectively or14.1 % and 11.6 % of revenue, respectively..

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the six months ended January 31, 2007 and 2006, selling, general and administrative expenses were approximately $1,783,000 and $8,709,000, respectively, which consist primarily of administrative expenses. General and administrative expenses decreased by approximately $6,926,000 from 2006. This decrease was primarily from consulting fees incurred in 2006. Our selling, general and administrative expenses are and will remain high as a result of complying with various federal and state regulatory filing requirements.

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

Liquidity and Capital Resources

As of January 31, 2007, we had approximately $562,000 in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through May 6, 2007 when the Laurus convertible term note B matures. However, if during that period or thereafter, we are not successful in generating sufficient capital resources and /or successfully refinancing our debt on terms acceptable to us, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon his evaluation, our chief financial officer concluded that our disclosure controls and procedures need improvement and were not effective as of January 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our management is in the process of identifying deficiencies with regard to our disclosure controls and procedure and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

Lack of Adequate Accounting Staff

The Company is aware of its staffing needs is taking steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feels additions to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Timely Closing of the Books

Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists are still being developed and will be implemented in the 3rd quarter 2007 close process and utilized in the preparation of the 3rd quarter 2007   Form 10-QSB and subsequent period ends.

Pursuant to temporary rules of the Securities and Exchange Commission, this annual report does not include a report regarding the Company’s internal controls and procedures over financial reporting.

Resignation of Principal Executive Officer

On February 28, 2007, the Company accepted the resignation of William N. Plamondon III, as Chief Executive Officer and finalized the terms of his departure. Pursuant to the Severance and Release Agreement, Mr. Plamondon, and R.I. Heller Co., LLC and certain other parties who have worked with RI Heller have agreed that Mr. Plamondon will serve as CEO through March 1, 2007, that RI Heller and Mr. Plamondon will transfer, without charge, all shares of common stock of the Company owned by them (680,000 shares) to the Company, that RI Heller will receive $120,000 for Mr. Plamondon's and RI Heller's services (payable in 12 monthly installments of $10,000), and that the parties will mutually release each other for all claims to the date of the agreement. The Company has recorded $120,000 in current liabilities as of January 31, 2007 related to this agreement.

On March 25, 2007 our chairman, Dr. Gary Fromm asked Mr. Plamondon for written confirmation that he has resigned his position as a member of our board. Mr. Plamondon confirmed in writing that he has resigned as a member of our board effective as of March 1, 2007.

The Company has not yet found a replacement for Plamondon and the Company is currently operating without a Chief Executive Officer. Until such replacement is found, we must rely on our only remaining officer, Dr. Gary Fromm, our Chairman of the Board and Chief Financial Officer, to fill the role formally filled by Plamondon. There can be no guaranty that a replacement candidate will be found and/or that Dr. Fromm will continue to fulfill the duties formally undertaken by Plamondon.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Our secured convertible term note B with Laurus with a principal amount of $2,000,000 convertible into up to 6,006,006 shares of common stock matured and was payable in full on March 6, 2007. We did not pay the amount due on that date. Rather, Laurus has now agreed to extend the Maturity Date of the term B note to May 7, 2007. Laurus agreed to such an extension on the condition that we pay a $300,000 fee for the extension. In addition, as part of the waiver, Laurus has orally agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement we filed on January 31, 2007 from April 16, 2007 to May 7, 2007. Laurus' counsel has provided us with copies of the foregoing waiver and extension agreement, and has orally agreed to the terms, but the documents have not yet been signed by Laurus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification by Principal Officer & Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Dr. Gary Fromm
Dr.Gary Fromm CHAIRMANT OF THE BOARD &CHIEF FINANCIAL OFFICER

DATE: 03/26/2007