Form 10QSB
period 2007-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-06-19
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.
(Name of small business issuer in its charter)

Nevada	95-4307525
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

412 W Bolt St.
Fort Worth, TX 76113
(Address of principal executive offices) (zip code)

Issuer's telephone number: (817) 927-5333

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of June 14, 2007 the registrant had 10,382,047 common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 376,794 shares of Series A Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$570,447
Accounts receivable, net of allowance for doubtful
accounts of $84,002	7,601,039
Inventory	4,798,170
Cost and estimated earnings in excess of billings	832,457

Total current assets	13,802,113

Cash surrender value of officers' life insurance	101,413

Property and equipment, net	2,454,491

Goodwill	3,390,370

Total assets	$19,748,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,303,397
Accrued expenses	2,927,354
Billings in excess of costs and estimated earnings	2,891,325
Notes payable, current portion, net of
discount of $1,000,000	3,300,650

Total current liabilities	14,422,726

Notes payable, long term portion, net of
discount of $2,162,752	5,230,348

Total liabilities	19,653,074

Stockholders' equity:
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	10,382
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,313
Accumulated deficit	(78,484,525)

Total stockholders' equity	95,313

Total liabilities and stockholders' equity	$19,748,387

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	Three Months ended April 30,		Nine Months ended April 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$8,792,899	$6,430,604	$25,139,914	$16,736,644

Cost of sales	7,833,010	5,611,395	21,868,569	14,724,752

Gross profit	959,889	819,209	3,271,345	2,011,892

Selling, general and administrative expenses	919,852	527,716	2,703,000	9,236,600

Operating income (loss)	40,037	291,493	568,345	(7,224,708)

Other income (expense)

Interest income	1,515	28,898	16,964	88,206
Interest expense	(349,225)	(1,339,163)	(1,032,366)	(3,668,269)
Financing costs	(1,003,693)	(19,175)	(2,902,930)	(3,469,325)

Total other income (expense)	(1,351,403)	(1,329,440)	(3,918,332)	(7,049,388)

Loss before income taxes	(1,311,366)	(1,037,947)	(3,349,987)	(14,274,096)

Provision for income taxes	-	7,500	-	19,405

Net loss	(1,311,366)	(1,045,447)	(3,349,987)	(14,293,501)

Preferred dividend	$3,000	4,000	9,000	$158,800

Net loss attributable to common shareholders	$(1,314,366)	$(1,049,447)	$(3,358,987)	$(14,452,301)

Loss per share, basic and diluted	$(0.09)	$(0.26)	$(0.22)	$(4.46)

Loss per share attributable to common
shareholders, basic and diluted	$(0.09)	$(0.26)	$(0.22)	$(4.51)

Weighted average shares outstanding	15,067,047	3,976,592	15,067,047	3,206,447

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED
APRIL 30, 2007
(Unaudited)

	Preferred Stock		Preferred Stock				Common Stock		Additional
	Series A		Series E		Common Stock		To be Issued		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

Preferred dividend									-		(9,000)	(9,000)

Net loss											(3,349,987)	(3,349,987)

Balance, April 30, 2007	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(78,484,525)	$95,313

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,349,987)	$(14,293,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	125,343	98,767
Amortization of discount	2,602,930	2,695,956
Amortization of loan costs	-	66,219
Stock issued for services	-	12,995
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,552,406)	(1,512,836)
Restricted cash	280,000	(280,000)
Inventory	(1,224,725)	303,540
Costs and earnings in excess of billings	(648,446)	1,010,863
Prepaid expenses	118,966	33,045
Increase (decrease) in:
Accounts payable and accrued expenses	875,108	10,669,381
Billings in excess of costs	1,397,850	(125,063)

Net cash used in operating activities	(1,375,367)	(1,320,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	-	(669,823)
Cash received through acquisition	-	5,587,017
Purchases of property and equipment	(16,726)	(45,742)

Net cash provided by (used in) investing activities	(16,726)	4,871,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	-	599,098
Payments on notes	(375,000)	(271,770)

Net cash provided by (used in) financing activities	(375,000)	327,328

Net increase (decrease) in cash	(1,767,093)	3,878,146

Cash and cash equivalents, beginning of year	2,337,540	12,953

Cash and cash equivalents, end of year	$570,447	$3,891,099

Cash paid for:
Interest	$1,025,672	$628,289
Income taxes	-	-

Non Cash Financial Activities:
The purchase price for the North Texas Steel Acquisition of $11,000,000 was paid directly to the North Texas Steel Stockholders by our lenders.

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2007 and 2006

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

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements as of April 30, 2007 and for the three month and nine month periods ended April, 30 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2007 and 2006

The results of the three months and nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2007.

Restatement

The financial statements for the three and nine months ended April 30, 2006 have been restated as a result of the discount attributed to our September 2005 convertible debt financings. The reduction resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three and nine month periods ended April 30, 2006 was reduced by $244,129 and $644,610, respectively.

We have additionally corrected the weighted average shares outstanding for the three and nine month periods ended April 30, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Nine Months
	April 30, 2006	April 30, 2006

Net loss - as reported	(1,289,576)	(14,938,111)
Net loss - as restated	(1,045,447)	(14,293,501)

Net loss attributable to common shareholders - as reported	(1,293,576)	(15,096,911)
Net loss attributable to common shareholders - as restated	(1,049,447)	(14,452,301)

Loss per common share - as reported	(0.35)	(4.83)
Loss per common share - as restated	(0.26)	(4.51)

Weighted average shares outstanding - as reported	3,723,783	3,124,029
Weighted average shares outstanding - as restated	3,976,592	3,206,447

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

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2007 and 2006

These amounts are reflected in the accompanying balance sheet as follows:

April 30, 2007
Costs and estimated earnings on
uncompleted contracts in excess of billings	$832,457
Billings on uncompleted contracts in
excess of costs and estimated earnings	(2,891,325)

$(2,058,868)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco's product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the ability to collect accounts receivable, the ability to utilize inventories at cost, the amounts due under accounts payable, the valuation allowance of deferred tax assets and the fair market value of our equity instruments. Actual results could differ from those estimates.

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

Three months ended		Nine months ended
April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Common shares outstanding	10,382,047	2,788,783	10,382,047	2,315,751
Options shares deemed outstanding	4,685,000	1,187,809	4,685,000	890,696

Weighted average shares outstanding for computation	15,067,047	3,976,592	15,067,047	3,206,447

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2007 and 2006

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months and nine months ended April 30, 2007, we incurred a net loss of $1,311,366 and $3,349,987 and negative operating cash flow of $1,375,367. The Company’s current liabilities exceeded its current assets by $620,613 as of April 30, 2007. Since its inception, the Company has incurred significant operating losses totaling approximately $78 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Pro forma un-audited financial information for the three and nine months ended April 30, 2006, assuming that the acquisitions had occurred as of August 1, 2005 is as follows:

	Three months ended	Nine months ended
	April 30, 2006	April 30, 2006
Revenues	$8,890,401	$31,538,624
Net (Loss) income	(1,436,848)	(15,084,671)
(Loss) income per share	$(0.36)	$(4.70)

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2007 and 2006

The un-audited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions of North Texas and Whitco had been completed on the date indicated.

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the nine months ended April 30, 2007 included an aggregate of 53% from one customer. The same customer accounts for 22% of our accounts receivable at April 30, 2007. The Company’s costs of sales for the nine months ended April 30, 2007 included an aggregate of 28% from two vendors. These same two vendors account for 41% of our accounts payable at April 30, 2007.

NOTE 6 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

Our secured term note B with Laurus in the principal amount of $2,000,000 convertible into up to 6,006,006 shares of our common stock originally matured and was fully payable on March 6, 2007. We did not pay the amount due on that date. Rather we received a written extension of the maturity date of the Term B note on the condition that we agree to pay a $300,000 extension fee. In addition, as part of the extension of the maturity date to May 7, 2007, Laurus also agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement we filed as required by our Registration Rights Agreement with Laurus to May 7, 2007. As of April 30, 2007, the Company has accrued, but not paid, the $300,000 extension fee.

As of this time we have neither paid the amounts due under the Term B note or caused or registration statement to be effective. Rather, Laurus has again agreed to extend the time we have to pay the note and to cause our registration statement to be effective from May 7, 2007 to July 31, 2007. Prior to July 31, 2007, we will seek to refinance our debt with Laurus. If we cannot refinance our debt in the time allowed, we will have to negotiate for additional extensions.

NOTE 7 - RELATED PARTY TRANSACTIONS

On February 28, 2007, the Company accepted the resignation of William N. Plamondon III, as Chief Executive Officer and finalized the terms of his departure. Pursuant to the attached Severance and Release Agreement, Mr. Plamondon, and R.I. Heller Co., LLC and certain other parties who have worked with RI Heller have agreed that Mr. Plamondon will serve as CEO through March 1, 2007, that RI Heller and Mr. Plamondon will transfer, without charge, all shares of common stock of the Company owned by them (680,000 shares) to the Company, that RI Heller will receive $120,000 for Mr. Plamondon's and RI Heller's services (payable in 12 monthly installments of $10,000), and that the parties will mutually release each other for all claims to the date of the agreement. As of April 30, 2007, the 680,000 common shares have not been transferred to the Company.

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

SUMMARY of RECENT TRANSACTIONS

Whitco Transaction

On April 25, 2006, the Company, through a newly formed wholly owned subsidiary, Whitco Poles, Inc., (“Whitco Poles”) acquired certain assets of Whitco Company, L.P. We issued 3,750,000 common stock purchase warrants, valued at $1,875,000.

North Texas Transaction

On September 7, 2005, through Omaha, our wholly owned subsidiary, we entered into the Agreement with the shareholders (the "North Texas Shareholders") of North Texas Steel Co., Inc. (“North Texas”). Under the terms of the agreement, Omaha acquired 100% of the common stock of North Texas in exchange for the payment of the Purchase Price. North Texas is engaged in the business of steel fabrication and is based in Fort Worth, Texas. We completed the acquisition of North Texas on September 7, 2005. The Purchase Price was paid as follows:

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

Each of the North Texas Shareholders, in connection with the acquisition, entered into standard non-compete/non-solicitation arrangements.

GENERAL OVERVIEW

From February 2002 through its acquisition of North Texas in September 2005, the Company largely had ceased its historical operations and incurred nominal operating expenses, primarily related to the maintenance of its corporate existence.

The following analysis of the consolidated results of operations includes the Company and its wholly-owned subsidiaries Omaha Holdings Corporation, North Texas and Whitco Poles.

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

Whitco Poles’ revenues and product costs are recognized as their products are shipped to their customers. Whito’s product lines, while requiring similar manufacturing processes as use by North Texas (such as welding and formal metal assemblies) are primarily catalog specific products with much shorter lead and production times.

Allowance For Doubtful Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience

Comparison of the Quarter Ended April 30, 2006 to the Quarter Ended April 30, 2007

Results of Operations

Revenues

Revenues for the quarter ended April 30, 2007 resulted from operations of North Texas Steel and Whitco Poles. The Company’s revenues for the three months ended April 30, 2007 were approximately $8,793,000 and were approximately $6,431,000 for the three months ended April 30, 2006.  A primary reason for the increase in revenue was the inclusion of Whitco’s revenue in the 2007 quarter as well as improved market conditions. Whitco was not acquired until April 25, 2006.

Cost of Sales

The cost of sales for the quarter ended April 30, 2007 was approximately $7,833,000 and approximately $5,611,000 in 2006. A primary reason for the increase was the inclusion Whitco costs of sales in 2007. Whitco cost of sales for the quarter ended April 30, 2007 were approximately $630,000. The Company's gross margin was approximately $960,000 and $819,000 for the three months ended April 30, 2007 and 2006, respectively or 10.9 % and 12.7 % of revenue, respectively.

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the quarters ended April 30, 2007 and 2006, selling, general and administrative expenses were approximately $920,000 and $528,000, respectively, which consist primarily of administrative expenses. General and administrative expenses increased by approximately $392,000 from 2006. This increase was primarily from increased expenses associated with the acquisition and operation of Whitco and professional fees associated with the Company’s 2006 audit and SEC filings.

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

Comparison of the Nine Months Ended April 30, 2006 to the Nine Months Ended April 30, 2007

Results of Operations

Revenues

Revenues for the nine months ended April 30, 2007 resulted from the operations of North Texas Steel and Whitco Poles. The Company’s revenues for the nine months ended April 30, 2007 were approximately $25,140,000 and were approximately $16,737,000 for the nine months ended April 30, 2006. A primary reason for the increase in revenue was the inclusion of Whitco’s revenue in the 2007 period. Whitco was not acquired until April 25, 2006. Whitco sales for the nine months ended April 30, 2007 were approximately $2,748,000. Also, North Texas revenues have been included for the full nine months ended April 30, 2007. In the 2006 period, North Texas revenues were included from the September 7, 2005 acquisition.

Structural orders backlog at April 30, 2007 was approximately $23,000,000 compared to a backlog of about $15,076,000 on April 30, 2006. Our bidding remains strong. We expect the fabricated structural steel market to remain strong for the remainder of 2007 and into 2008. There is still concern over extended mill rolling lead times and continued increase in mill base pricing and their effects on the design and construction community.

Cost of Sales

The cost of sales for the nine months ended April 30, 2007 was approximately $21,869,000 and approximately $14,725,000 in 2006. A primary reason for the increase was the inclusion Whitco costs of sales in 2007. Whitco cost of sales for the nine months ended April 30, 2007 were approximately $2,594,000.The Company's gross margin was approximately $3,271,000 and $2,012,000 for the nine months ended April 30, 2007 and 2006, respectively or 13 % and 12 % of revenue, respectively..

The cost of sales predominantly consists of the cost of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Selling, General and Administrative Expenses

For the nine months ended April 30, 2007 and 2006, selling, general and administrative expenses were approximately $2,703,000 and $9,237,000, respectively, which consist primarily of administrative expenses. General and administrative expenses decreased by approximately $6,534,000 from 2006. This decrease was primarily from consulting fees incurred in 2006. Our selling, general and administrative expenses are and will remain high as a result of complying with various federal and state regulatory filing requirements.

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

Restatement

The financial statements for the three and nine months ended April 30, 2006 have been restated as a result of the discount attributed to September 2005 convertible debt financings. The reduction resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three and nine month periods ended April 30, 2006 was reduced by $244,129 and $644,610, respectively.

We have additionally corrected the weighted average shares outstanding for the three and nine month periods ended April 30, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Nine Months
	April 30, 2006	April 30, 2006

Net loss - as reported	(1,289,576)	(14,938,111)
Net loss - as restated	(1,045,447)	(14,293,501)

Net loss per common share - as reported	(1,293,576)	(15,096,911)
Net loss per common share - as restated	(1,049,447)	(14,452,301)

Loss per common share - as reported	(0.35)	(4.83)
Loss per common share - as restated	(0.26)	(4.51)

Weighted average shares outstanding - as reported	3,723,783	3,124,029
Weighted average shares outstanding - as restated	3,976,592	3,206,447

As a result of this restatement, our forms 10QSB for the periods ending October 31, 2005, January 31, 2006 and April 30, 2006 will need to be amended to reflect such restatement. The Company is the process of preparing and filing amended forms 10QSB for those periods.

Liquidity and Capital Resources

As of April 30, 2007, we had approximately $570,000 in cash and equivalents. The Company’s current liabilities exceeded its current assets by $620,613 as of April 30, 2007. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through July 31, 2007 when the Laurus convertible term note B matures. However, if during that period or thereafter, we are not successful in generating sufficient capital resources and /or successfully refinancing our debt and/or obtaining additional extensions from Laurus on terms acceptable to us, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement and were not effective as of April 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Our management is in the process of identifying deficiencies with regard to our disclosure controls and procedure and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive and Chief Financial Officer, conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended July 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Timely Closing of the Books

Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the year end close process and utilized in the preparation of the 2007 Form 10-KSB and subsequent period ends.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Our secured term note B with Laurus in the principal amount of $2,000,000 convertible into up to 6,006,006 shares of our common stock originally matured and was fully payable on March 6, 2007. We did not pay the amount due on that date. Rather we received a written extension of the maturity date of the Term B note on the condition that we agree to pay a $300,000 extension fee. In addition, as part of the extension of the maturity date to May 7, 2007, Laurus also agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement we filed as required by our Registration Rights Agreement with Laurus to May 7, 2007. As of April 30, 2007, the Company has accrued, but not paid, the $300,000 extension fee.

As of this time we have neither paid the amounts due under the Term B note or caused or registration statement to be effective. Rather, Laurus has again agreed to extend the time we have to pay the note and to cause our registration statement to be effective from May 7, 2007 to July 31, 2007. Prior to July 31, 2007, we will seek to refinance our debt with Laurus. If we cannot refinance our debt in the time allowed, we will have to negotiate for additional extensions.

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

/s/ Dr. Gary Fromm
Dr. Gary Fromm
CHIEF FINANCIAL OFFICER

DATE: 6/19/07