Form 10QSB/A
period 2005-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-08-22
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends the Current Report of American Technologies Group, Inc. on Form 10-QSB for the quarter ended October 31, 2005 as filed with the Securities and Exchange Commission on December 23, 2005 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting the discount attributed to our September 2005 convertible debt financings. The reduction in the discount resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three month period ended October 31, 2005 was reduced by $148,124.

We have additionally corrected the weighted average shares outstanding for the three month period ended October 31, 2005 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

We have not updated the information contained herein for events occurring subsequent to December 23, 2005, the filing date of the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005
(Unaudited)
(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$5,368,305
Accounts receivable, net of allowance for doubtful accounts of $52,292	5,888,612
Inventory	1,396,066
Cost and estimated earnings in excess of billings	170,354
Prepaid expenses	290,206
Deferred tax assets	83,324

Total current assets	13,196,867

Cash surrender value of officers life insurance	101,412

Property and equipment, net	2,561,731

Prepaid pension cost	1,325,635

Goodwill	1,366,637
Total assets	$18,552,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,295,400
Accrued expenses	11,240,556
Billings in excess of costs and estimated earnings	2,165,169
Notes payable, current portion, net of discount of $8,880,311	3,619,689
Payable to related parties	130,800

Total current liabilities	20,451,614

Deferred income taxes	484,856

Total liabilities	20,936,470

Stockholders' equity:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	67,137,909
Accumulated deficit	(69,532,015)
Total stockholders' equity	(2,384,188)
Total liabilities and stockholders' equity	$18,552,282

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)
Net sales	$3,992,505	$3,611

Cost of sales	3,551,564	1,649

Gross profit	440,941	1,962

Selling, general and administrative expenses	7,332,047	26,374

Operating income	(6,891,106)	(24,412)

Other income (expense)

Interest income	22,751	—
Interest expense	(988,294)	(87,142)
Financing costs	(3,450,150)	—
Total other income (expense)	(4,415,693)	(87,142)

Loss before income taxes	(11,306,799)	(111,554)

Provision for income taxes	4,405	0
Net loss	$(11,311,204)	$(111,554)
Loss per share, basic and diluted	$(5.82)	$(0.34)
Weighted average shares outstanding	1,944,079	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,311,204)	$(111,554)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,109	—
Amortization of discount	616,080	—
Interest paid through debt financing	58,500	—
Stock issued for services	12,995	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,546,576)	—
Inventory	354,869	1,445
Costs and earnings in excess of billings	1,441,308	—
Prepaid expenses	(44,229)	—
Increase (decrease) in:
Accounts payable and accrued expenses	10,672,181	87,142
Billings in excess of costs	553,762	—

Net cash used in operating activities	(164,205)	(22,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(204,570)	—
Cash received through acquisition	5,587,017	—
Purchases of property and equipment	(38,601)	—
Net cash provided by investing activities	5,343,846	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	200,000	—
Proceeds of loans	3,731	26,276
Payments on notes	(28,020)	—

Net cash provided by financing activities	175,711	26,276
Net increase in cash	5,355,352	3,309
Cash and cash equivalents, beginning of year	12,953	5,531
Cash and cash equivalents, end of year	$5,368,305	$8,840
Cash paid for interest	$68,917	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase price for the North Texas Steel acquisition paid directly to the North Texas Steel stockholders by our lenders	$11,000,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
(Unaudited)
(Restated)

							Common Stock
	Preferred Stock Series A		Preferred Stock Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2005, as restated	378,061	$378	—	$—	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	—		150,000	2	—	—	—	—	149,998	—	—	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					—	—			7,322,936			7,322,936

Beneficial conversion feature of convertible debt									2,173,455			2,173,455

Beneficial conversion feature of preferred stock					—	—	—	—	150,000			150,000

Preferred dividend									—		(150,000)	(150,000)

Net loss											(11,311,204)	(11,311,204)

Balance, October 31, 2005	378,061	$378	$150,000	$2	$2,775,064	$2,774	13,719	$14	$67,137,909	$6,750	$(69,532,015)	$(2,384,188)

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

Restatement

The financial statements for the three months ended October 31, 2005 have been restated as a result of the discount attributed to our September 2005 convertible debt financings. The reduction resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three month period ended October 31, 2005 was reduced by $148,124.

We have additionally corrected the weighted average shares outstanding for the three month period ended October 31, 2005 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

Nine Months
Ended
October 31, 2005

Net loss- as reported	(11,459,328)
Net loss- as restated	(11,311,204)

Net loss attributable to common shareholders - as reported	(11,459,328)
Net loss attributable to common shareholders - as restated	(11,311,204)

Loss per common share - as reported	(8.27)
Loss per common share - as restated	(5.82)

Weighted average shares outstanding - as reported	1,385,112
Weighted average shares outstanding - as restated	1,944,079

Notes payable current portion - as reported	764,204
Notes payable current portion - as restated	3,619,689

Total current liabilities - as reported	17,596,129
Total current liabilities - as restated	20,451,614

Total liabilities - as reported	18,080,985
Total liabilities - as restated	20,936,470

Additional paid-in capital - as reported	70,141,518
Additional paid-in capital - as restated	67,137,909

Accumulated deficit - as reported	(69,680,139)
Accumulated deficit - as restated	(69,532,015)

Total stockholders' equity - as reported	471,297
Total stockholders' equity - as restated	(2,384,188)

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 30,574,145 and 1,778,557 at October 31, 2005 and 2004, respectively, were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented.

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

Pro forma unaudited financial information, assuming that the acquisition had occurred as of August 1, 2004 is as follows:

	Three months ended October 31,
	2005	2004
Revenue	$9,491,788	$4,546,637
Net loss	$(11,210,029)	$(11,830,044)
Loss per share	$(5.77)	$(4.26)

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

Discount on Debt

The Company has valued the warrants and options issued with the Laurus and Gryphon financings using the Black Sholes pricing model. The value has been recorded at $7,322,936, based on the warrants and options relative fair value. We have also recorded a beneficial conversion feature of $2,173,455 in connection with the convertible notes. The resulting discount of $9,496,391 is being amortized over the term of the related debt instruments.

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

As the direct result of acquiring North Texas and the related financing the Company incurred the following non-operating charges in the quarter ended October 31, 2005:

•	Amortization of discount of $616,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approxiamtely $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of Ocotber 31, 2005, ATG had $ 5.368 million in cash and equivalents but its current working capital was a deficiency of $7.25 million. While in prior periods, we have had sufficient cash on hand to meet its obligations, as a result of the recapitalization, we will not have funds to meet its future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), we shall recognize an imbedded beneficial conversion feature present in the Laurus and Gryphon financings, along with the values attributed to the warrants issued . We will allocate a portion of the proceeds equal to the intrinsic value of that feature and the warrants to additional paid-in capital. We will recognize and measure an aggregate of approximately $9,496,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature will amortized over the Convertible Notes' maturity period (12 to 30 months) as interest expense, approximating $924,000 per quarter.

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

AMERICAN TECHNOLOGIES GROUP, INC.

BY:	/S/ Thomas E. Durkin, III
Thomas E. Durkin, III
PRESIDENT

DATE: August 10, 2007