Form 10QSB/A
period 2006-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-08-22
CIK 878547

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

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends the Current Report of American Technologies Group, Inc. on Form 10-QSB for the quarter ended January 31, 2006, as filed with the Securities and Exchange Commission on March 22, 2006 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting the discount attributed to our September 2005 convertible debt financings. The reduction in the discount resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

Because of the reduction in the discount, interest expense for the three and six month periods ended January 31, 2006 was reduced by $252,357 and $400,481, respectively.

We have additionally corrected the weighted average shares outstanding for the three and six month periods ended January 31, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

We have not updated the information contained herein for events occurring subsequent to March 22, 2006, the filing date of the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AMERICAN TECHNOLOGIES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEET JANUARY 31, 2006 (Unaudited) (Restated)

ASSETS

Current assets:
Cash and cash equivalents	$3,846,529
Accounts receivable, net of allowance for doubtful
accounts of $52,292	5,668,334
Inventory	2,036,056
Cost and estimated earnings in excess of billings	122,093
Prepaid expenses	225,089
Deferred tax assets	83,324

Total current assets	11,981,425

Cash surrender value of officers' life insurance	101,412

Property and equipment, net	2,520,195

Prepaid pension cost	1,325,635

Goodwill	1,366,637

Total assets	$17,295,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,918,353
Accrued expenses	10,997,205
Billings in excess of costs and estimated earnings	2,470,617
Notes payable, current portion, net of
discount of $7,830,692	4,619,308
Payable to related parties	130,800
Income taxes payable	3

Total current liabilities	21,136,286

Deferred income taxes	484,856

Total liabilities	21,621,142

Stockholders' equity:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	67,137,909
Accumulated deficit	(71,473,665)

Total stockholders' equity	(4,325,838)

Total liabilities and stockholders' equity	$17,295,304

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

AMERICAN TECHNOLOGIES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005 (Unaudited)

	Three Months ended January 31,		Six Months ended January 31,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$6,313,535	$2,761	$10,306,040	$6,372

Cost of sales	5,561,793	593	9,113,357	2,242

Gross profit	751,742	2,168	1,192,683	4,130

Selling, general and administrative expenses	1,376,837	26,476	8,708,884	52,850

Operating income	(625,095)	(24,308)	(7,516,201)	(48,720)

Other income (expense)

Interest income	36,557	—	59,308	—
Interest expense	(1,340,812)	(87,724)	(2,329,106)	(174,866)
Financing costs	—	—	(3,450,150)	—

Total other income (expense)	(1,304,255)	(87,724)	(5,719,948)	(174,866)

Loss before income taxes	(1,929,350)	(112,032)	(13,236,149)	(223,586)

Provision for income taxes	7,500	—	11,905	—

Net loss	(1,936,850)	(112,032)	(13,248,054)	(223,586)

Preferred dividend	3,000	—	154,800	—

Net loss attributable to common shareholders	$(1,939,850)	$(112,032)	$(13,402,854)	$(223,586)

Loss per share, basic and diluted	(0.52)	(0.34)	(4.67)	(0.67)

Weighted average shares outstanding	3,723,783	332,589	2,833,931	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,248,054)	$(223,586)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,645	—
Amortization of discount	1,665,699	—
Interest paid through debt financing	58,500	—
Stock issued for services	12,995	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,326,298)	—
Inventory	(285,121)	1,859
Costs and earnings in excess of billings	1,489,569	—
Prepaid expenses	20,888	—
Increase (decrease) in:
Accounts payable and accrued expenses	10,046,986	174,866
Billings in excess of costs	859,210	—

Net cash used in operating activities	(1,635,981)	(46,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(204,570)	—
Cash received through acquisition	5,587,017	—
Purchases of property and equipment	(38,601)	—

Net cash provided by investing activities	5,343,846	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock
Proceeds from issuance of notes	200,000	—
Proceeds of loans	3,731	52,090
Payments on notes	(78,020)	—

Net cash provided by financing activities	125,711	52,090

Net increase in cash	3,833,576	5,229

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$3,846,529	$10,760

Cash paid for:
Interest	$435,527	$—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase price for the North Texas Steel acquisition paid directly to the North Texas Steel stockholders by our lenders	$11,000,000	$—

The acompanying footnotes are an intergral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JANUARY 31, 2006
(Unaudited)
(Restated)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Subscriptions	Accumulated Deficit	Total

Balance, July 31, 2005	378,061	$378	—	$—	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	—		150,000	2	—	—	—	—	149,998	—	—	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and
accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					—	—			7,322,936			7,322,936

Beneficial conversion feature of convertible debt									2,173,455			2,173,455

Beneficial conversion feature of preferred stock					—	—	—	—	150,000			150,000

Preferred dividend									—		(154,800)	(154,800)

Net loss											(13,248,054)	(13,248,054)

Balance, January 31, 2006	378,061	$378	150,000	$2	2,775,064	$2,774	13,719	$14	$67,137,909	$6,750	$(71,473,665)	$(4,325,838)

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

Because of the reduction in the discount, interest expense for the three and nine month periods ended January 31, 2006 was reduced by $252,357 and $400,481 respectively.

We have additionally corrected the weighted average shares outstanding for the three and six month periods ended January 31, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	January 31, 2006	January 31, 2006

Net loss- as reported	(2,189,207)	(13,648,535)
Net loss- as restated	(1,936,850)	(13,248,054)

Net loss attributable to common shareholders - as reported	(2,192,207)	(13,803,335)
Net loss attributable to common shareholders - as restated	(1,939,850)	(13,402,854)

Loss per common share - as reported	(0.79)	(6.54)
Loss per common share - as restated	(0.52)	(4.67)

Weighted average shares outstanding - as reported	2,788,783	2,086,947
Weighted average shares outstanding - as restated	3,723,783	2,833,931

Notes payable current portion - as reported		2,016,180
Notes payable current portion - as restated		4,619,308

Notes payable long term portion - as reported		18,533,158
Notes payable long term portion - as restated		21,136,286

Total liabilities - as reported		19,018,014
Total liabilities - as restated		21,621,142

Additional paid-in capital - as reported		70,141,518
Additional paid-in capital - as restated		67,137,909

Accumulated deficit - as reported		(71,874,146)
Accumulated deficit - as restated		(71,473,665)

Total stockholders' equity - as reported		(1,722,710)
Total stockholders' equity - as restated		(4,325,838)

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 30,523,640 and 1,631,407 at January 31, 2006 and 2005, respectively, were not considered as they would be anti-dilutive and had no impact on earnings per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

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

Pro forma unaudited financial information, assuming that the acquisition had occurred as of August 1, 2004 is as follows:

	Six months ended January 31,		Three months ended January 31,
	2006	2005	2006	2005
Revenues	$15,805,323	$12,080,393	$6,313,535	$5,883,590
Net (Loss) income	(13,188,830)	8,216	(1,936,850)	50,321
(Loss) income per Share	$(4.65)	$0.02	$(0.52)	$$0.15

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

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended January 31, 2006 is the periodic non-cash amortization of the discount ($1,050,000) related to the North Texas acquisition.

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

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended January 31, 2006 is the periodic non-cash amortization of the discount ($1,666,000) related to the notes issued in connection with the North Texas acquisition.

As the direct result of acquiring North Texas and the related financing the Company incurred the following non-operating charges in the six months ended January 31, 2006:

•	Amortization of discount of $1,666,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approximately $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of January 31, 2006, the Company had $ 3.85 million in cash and equivalents but its current working capital was a deficiency of $9.15 million. While in prior periods, we have had sufficient cash on hand to meet its obligations, as a result of the recapitalization, we will not have funds to meet its future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

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