Form 10QSB/A
period 2006-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-08-22
CIK 878547

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends the Current Report of American Technologies Group, Inc. on Form 10-QSB for the quarter ended April 30, 2006, as filed with the Securities and Exchange Commission on June 19, 2006 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting the discount attributed to our September 2005 convertible debt financings. The reduction in the discount resulted from the recalculation of the fair value of warrants issued with the debt. We previously valued the warrants at full fair value. In accordance with EITF 00-27, we have now valued the warrants based on relative fair value. As a result, the warrant value was reduced by $5,177,064. Due to the reduction in the warrant value, we have now recorded a beneficial conversion feature in the amount of $2,173,455. The net effect of these adjustments is to reduce the discount by $3,003,609.

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

We have not updated the information contained herein for events occurring subsequent to June 19, 2006, the filing date of the Original Filing.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2006
(Unaudited)
(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$3,891,099
Restricted cash	280,000
Accounts receivable, net of allowance for doubtful
accounts of $52,292	5,694,685
Inventory	2,785,651
Cost and estimated earnings in excess of billings	600,799
Prepaid expenses	212,932

Total current assets	13,465,166

Cash surrender value of officers' life insurance	101,412

Property and equipment, net	2,726,398

Deferred loan costs, net	96,914
Deferred tax assets	83,324
Prepaid pension cost	1,325,635
Goodwill	1,366,637

Total assets	$19,165,486

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,210,263
Accrued expenses	11,327,693
Billings in excess of costs and estimated earnings	1,486,344
Notes payable, current portion, net of
discount of $3,839,176	340,124
Payable to related parties	130,800

Total current liabilities	16,495,224

Deferred income taxes	484,856

Notes payable, long term portion, net of discount of $3,162,752	5,484,198
Total liabilities	22,464,278

Stockholders' deficit:
Preferred stock, series A	378
Preferred stock, series E	2
Common Stock	2,788
Stock subscription	6,750
Additional paid-in capital	69,214,402
Accumulated deficit	(72,523,112)

Total stockholders' deficit	(3,298,792)

Total liabilities and stockholders' deficit	$19,165,486

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2006 AND 2005
(Unaudited)

	Three Months ended April 30,		Nine Months ended April 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$6,430,604	$1,013	$16,736,644	$7,385

Cost of sales	5,611,395	807	14,724,752	3,049

Gross profit	819,209	206	2,011,892	4,336

Selling, general and administrative expenses	527,716	59,863	9,236,600	112,713

Operating income	291,493	(59,657)	(7,224,708)	(108,377)

Other income (expense)

Gain on settlement of debt and other liabilities	-	843,158	-	843,158
Interest income	28,898	-	88,206	-
Interest expense	(1,339,163)	(112,116)	(3,668,269)	(286,982)
Financing costs	(19,175)	-	(3,469,325)	-

Total other income (expense)	(1,329,440)	731,042	(7,049,388)	556,176

Loss before income taxes	(1,037,947)	671,385	(14,274,096)	447,799

Provision for income taxes	7,500	-	19,405	-

Net loss	(1,045,447)	671,385	(14,293,501)	447,799

Preferred dividend	4,000	-	158,800	-

Net loss attributable to common shareholders	$(1,049,447)	$671,385	$(14,452,301)	$447,799

Loss per share, basic and diluted	$(0.26)	$2.02	$(4.46)	$1.35

Loss per share attributable to common
shareholders, basic and diluted	$(0.26)	$2.02	$(4.51)	$1.35

Weighted average shares outstanding	3,976,592	332,589	3,206,447	332,589

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2006 AND 2005
(Unaudited)

	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,293,501)	$447,799
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	98,767	-
Amortization of discount	2,695,956	-
Amortization of loan costs	7,719
Interest paid through debt financing	58,500	-
Stock issued for services	12,995	-
Settlement of debt and other liabilities	-	(843,158)
Other	(4,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,508,836)	-
Restricted cash	(280,000)
Inventory	303,540	2,666
Costs and earnings in excess of billings	1,010,863	-
Prepaid expenses	33,045	-
Increase (decrease) in:
Accounts payable and accrued expenses	10,669,381	294,264
Billings in excess of costs	(125,063)	-

Net cash used in operating activities	(1,320,634)	(98,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(669,823)	-
Cash received through acquisition	5,587,017	-
Purchases of property and equipment	(45,742)	-

Net cash provided by investing activities	4,871,452	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	599,098	103,555
Payments on notes	(271,770)	-

Net cash provided by financing activities	327,328	103,555

Net increase in cash	3,878,146	5,126

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$3,891,099	$10,657

Cash paid for:
Interest	$628,289	$-
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase price for the North Texas Steel acquisition paid directly to the North Texas Steel stockholders by our lenders	$11,000,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED APRIL 30, 2006
(Unaudited)
(Restated)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, July 31, 2005	378,061	$378	-	$-	332,589	$332	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock	-		1,500	2	-	-	-	-	149,998	-	-	150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued for services					3,208	3			12,992			12,995

Warrants issued with debt					-	-			7,524,429			7,524,429

Warrants issued for acquisition									1,875,000			1,875,000

Beneficial conversion feature of convertible debt									2,173,455			2,173,455

Beneficial conversion feature of preferred stock					-	-	-	-	150,000			150,000

Preferred dividend									-		(158,800)	(158,800)

Net loss											(14,293,501)	(14,293,501)

Balance, April 30, 2006	378,061	$378	1,500	$2	2,775,064	$2,774	13,719	$14	$69,214,402	$6,750	$(72,523,112)	$(3,298,792)

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

Because of the reduction in the discount, interest expense for the three and nine month periods ended April 30, 2006 was reduced by $244,129 and $644,610 respectively.

We have additionally corrected the weighted average shares outstanding for the three and nine month periods ended April 30, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise.

The effects of the above adjustments are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	April 30, 2006	April 30, 2006

Net loss- as reported	(1,289,576)	(14,938,111)
Net loss- as restated	(1,045,447)	(14,293,501)

Net loss attributable to common shareholders - as reported	(1,293,576)	(15,096,911)
Net loss attributable to common shareholders - as restated	(1,049,447)	(14,452,301)

Loss per common share - as reported	(0.35)	(4.83)
Loss per common share - as restated	(0.26)	(4.51)

Weighted average shares outstanding - as reported	3,723,783	3,124,029
Weighted average shares outstanding - as restated	3,976,592	3,206,447

Notes payable current portion - as reported		1,672,254
Notes payable current portion - as restated		340,124

Total current liabilities - as reported		17,827,354
Total current liabilities - as restated		16,495,224

Notes payable long term portion - as reported		1,793,069
Notes payable long term portion - as restated		5,484,198

Total liabilities - as reported		20,105,279
Total liabilities - as restated		22,464,278

Additional paid-in capital - as reported		72,218,011
Additional paid-in capital - as restated		69,214,402

Accumulated deficit - as reported		(73,167,722)
Accumulated deficit - as restated		(72,523,112)

Total stockholders' equity - as reported		(939,793)
Total stockholders' equity - as restated		(3,298,792)

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 31,073,640 and 528,262 at April 30, 2006 and 2005, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

	Three Months Ended April 30, 2006	2005	Nine Months Ended April 30, 2006	2005

Common shares outstanding	2,788,783	332,589	2,315,751	332,589
Options shares deemed outstanding	1,187,809	-	890,696	-

Total shares outstanding for computation	3,976,592	332,589	3,206,447	332,589

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

Accounts receivable	$843,813
Inventory	1,338,256
Property and equipment	228,184

Total	$2,410,253

Pro forma unaudited financial information, assuming that the acquisitions had occurred as of August 1, 2004 is as follows:

	Nine months ended April 30,		Three months ended April 30,
	2006	2005	2006	2005
Revenues	$31,538,624	$30,246,197	$8,890,401		$12,191,516
Net (Loss) income	(15,195,056)	(350,130)	(1,436,848)		329,694
(Loss) income per Share	$(4.74)	$(1.05)	$(0.36)	$$	0.99

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

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the quarter ended April 30, 2006 is the periodic non-cash amortization of the discount ($1,015,000) related to the North Texas acquisition.

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

Interest Expense

As the result of acquiring North Texas in a highly leverage transaction the Company’s interest expenses increased significantly. Included in interest expense for the nine months ended April 30, 2006 is the periodic non-cash amortization of the discount (approximately $2,696,000) related to the notes issued in connection with the North Texas Whitco acquisitions.

As the direct result of acquiring North Texas and Whitco and the related financing the Company incurred the following non-operating charges in the nine months ended April 30, 2006:

•	Amortization of discount of approximately $2,696,000. This non-cash charge is the periodic recognition of the discount related to the issuance of the convertible notes payable.
•
Financing cost recognized in connection with the acquisition amounted to approximated $3,450,000. Such amount is the fair value of the warrants and options granted to advisors and consultants in connection with the acquisition of North Texas Steel.

•	Consulting fee of approximately $6,900,000, to be paid in stock.

Liquidity and Capital Resources

As of April 30, 2006, we had $ 3.89 million in cash and equivalents but our current working capital was a deficiency of $3.03 million. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), we shall recognize an imbedded beneficial conversion feature present in the Laurus and Gryphon financings, along with the values attributed to the warrants issued . We will allocate a portion of the proceeds equal to the intrinsic value of that feature and the warrants to additional paid-in capital. We will recognize and measure an aggregate of approximately $9,496,000 of the proceeds,  to additional paid-in capital and a discount against the Convertible Notes. The debt discount attributed to the beneficial conversion feature will amortize over the Convertible Notes' maturity period (12 to 30 months) as interest expense, approximating $924,000 per quarter.

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