Form 10KSB/A
period 2006-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-08-22
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) amends the Annual Report of American Technologies Group, Inc. on Form 10-KSB for the year ended July 31, 2006, as filed with the Securities and Exchange Commission on December 20, 2006 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting the weighted average shares outstanding for the year ended July 31, 2006 to include option shares deemed outstanding due to the nominal consideration associated with their potential exercise. Additional footnote disclosures have also been provided.

We have not updated the information contained herein for events occurring subsequent to December 20, 2006, the filing date of the Original Filing.

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

PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Durkin, III
By: Thomas E. Durkin, III	Director	August 10, 2007

/s/ Michael S. Luther
By: Michael S. Luther	Director	August 10, 2007

/s/ R. Barry Ennis
By: R. Barry Ennis	Director	August 10, 2007

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

Net sales	$21,951,289	$12,218

Cost of sales	19,382,956	4,260

Gross profit	2,568,333	7,958

Selling, general and administrative expenses	10,832,072	129,446

Operating loss	(8,263,739)	(121,488)

Other income (expense)

Interest income	175,441	-
Interest expense	(1,416,821)	(381,767)
Financing costs	(7,387,808)	-

Total other income (expense)	(8,629,188)	(381,767)

Loss before income taxes	(16,892,927)	(503,255)

Provision for income taxes	-	-

Net loss	(16,892,927)	(503,255)

Preferred dividend	161,800	-

Net loss attributable to common shareholders	$(17,054,727)	$(503,255)

Loss per share, basic and diluted	$(2.88)	$(1.51)

Loss per share attributable to common shareholders, basic and diluted	$(2.91)	$(1.51)

Weighted average shares outstanding	5,865,969	332,589

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,892,927)	$(503,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,822	-
Stock issued for consulting services	6,863,745
Stock issued for loan guarantees	2,491,773
Amortization of discount	4,064,042	-
Amortization of loan costs	104,633
Stock issued for services	12,995	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(786,051)	(1,600)
Restricted cash	(280,000)
Inventory	(819,993)	2,666
Costs and earnings in excess of billings	101,564	-
Prepaid expenses	(4,100)	-
Increase (decrease) in:
Accounts payable and accrued expenses	2,347,807	381,767
Billings in excess of costs	(117,932)	-

Net cash used in operating activities	(2,782,622)	(120,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through acquisitions	5,882,383	-
Purchases of property and equipment	(65,016)	-

Net cash provided by investing activities	5,817,367	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	465,367	127,844
Sale of preferred stock	150,000
Proceeds from convertible debt	200,000
Payments on notes	(1,525,539)	-

Net cash provided by (used in) financing activities	(710,172)	127,844

Net increase in cash	2,324,573	7,422

Cash and cash equivalents, beginning of year	12,953	5,531

Cash and cash equivalents, end of year	$2,337,526	$12,953

Cash paid for:
Interest	$1,398,811	$-
Income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Shares issued to settle accounts payable	$537,624	$-
Shares issued to settle debt and accrued interest	3,748,430	-
Shares issued in connection with Luther consulting agreement	6,863,745	-
Shares issued in connection with Laurus financing guarantees	2,491,773	-
Shares issued for Whitco acquisition	1,875,000	-
Shares issued for services	12,995	-
Purchase price for the North Texas Steel acquisition paid directly to the North Texas Steel stock holders by our lenders	11,000,000	-

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 30,813,539 and 517,122 at July 31, 2006 and 2005, respectively, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

	2006	2005

Common shares outstanding	4,018,901	332,589
Options shares deemed outstanding	1,847,068	-

Total shares outstanding for computation	5,865,969	332,589

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

There were no grants of employee options during the years ended July 31, 2006 and 2005. There were no unvested options outstanding as of the date of adoption of Statement 123R.

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

NOTE 4 - RESTRICTED CASH

The terms of the Company’s loan agreements with Laurus (Note 13) require all the funds received by North Texas to be deposited into a lockbox controlled by Laurus to be used to pay down the Laurus debt. Laurus will periodically release excess cash upon the Company’s request. North Texas’ ability to borrow additional funds is subject to availability provisions of the loan agreements and the amounts of receivable and inventory pledged as collateral with respect to the loan.

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