Form 10KSB
period 2007-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-11-13
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant's revenues for its most recent fiscal year were $32,331,044. As of November 6, 2007 the registrant had 9,701,166 shares of common stock outstanding and 376,794 shares of preferred stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $256,317 computed by reference to the average of the low bid and high ask prices on November 6, 2007.

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

PART I
Item 1. Description of Business.

General

We are a Nevada corporation. We were formed on September 27, 1988. Prior to 2001 we engaged in the development, commercialization and sale of products and systems using patented and proprietary technologies including catalyst technology and water purification.

We largely ceased operations during 2001 and began focusing efforts on restructuring and refinancing. In fiscal year ended July 31, 2005, we successfully continued these efforts by settling various pending law suits and reducing outstanding liabilities. In September 2005, we entered into various financing transactions and acquired North Texas Steel Company Inc. (“North Texas”).

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

Past North Texas projects include The American Airlines Center, DFW Airport Expansion, Dallas Convention Center Expansion, the sky boxes (suites) in the Texas Stadium, the bridges over the 1-35/1-20 Interchange in Fort Worth, Texas and the People Mover at DFW Airport. Recently completed projects include the Dallas Market Center Expansion, Advanced Micro Devices Office Complex, LCRA Redbud Center, Almetris Duren Residence Hall / University of Texas, Samsung C.U.B., Brewer High School/WSISD. Current projects include LockheedMartin STOVL, Trinity Terrace Expansion , Omni Hotel , Ft Worth, Red Oak Ranch, TCU Stadium Expansion, Alamo Community College Lakeside Campus, WSISD Stadium, JW Marriott, San Antonio, Hall D2 Office Building, BNSF Bridge, .80 Rehab, Kansas City, Holcim Cement, and Bexar & Wise County TxDOT Bridges

North Texas sells to large general contractors. The North Texas customer list includes most of the leading contractors in northern Texas such as Austin Commercial, Inc., Thomas S. Byrne, Inc and Hensel Phe1ps. North Texas also works closely over the years with engineering firms such as Carter Burgess, Inc., HKS, Inc., Datum Engineering, L.A. Fuess Partners and Freese & Nichols.

North Texas considers its current general market area to be Texas and the four contiguous states of New Mexico, Oklahoma, Arkansas and Louisiana. North Texas' focus has generally focused on the Fort Worth area due to the positive dynamics of the Dallas-Fort Worth metropolitan area and North Texas' very close relationships with the leading contractors in the area.  The Company's focus is naturally is in its own backyard. In the past year North Texas has expanded into the Austin & San Antonio areas by working closely with its contractor base.

North Texas owns 17.8 acres of land in an industrial area that is transitioning to retail and residential.

Operations/Processes

North Texas pursues potential customer projects on both a bid and negotiated basis. In either case, North Texas is invited by the general contractor for the project to present its proposal. North Texas' management believes that its reputation for fabricating complex structures and delivering projects on time is the key to being a contender for new projects in its market area.

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

Industry and Market

The structural steel fabrication industry is made up of many well-established, often family run, businesses that concentrate on specialized segments of the industry, i.e. commercial, industrial, bridges, etc. While some of the companies do business throughout the United States, and a few export, the most common market approach is to focus on a geographical area of about 500 miles radius of their plant facility. Production capacity and certifications play an all-important role in the size and nature of projects that are pursued by a fabricator. The health of the general economy, the level of commercial building activity and the general economic growth of the region drive demand for structural steel components. North Texas is known as the leading heavy structural steel fabricator in the Dallas-Ft. Worth Market.

While North Texas does not actively pursue the industrial market, we have begun to book work in this segment and believe it represents another avenue for growth.

Whitco Transaction

On April 25, 2006, we purchased certain assets of Whitco Company, LP, a business conducting the sale and distribution of steel and aluminum lighting poles throughout the globe, in exchange for 3,750,000 common stock purchase warrants, valued at $1,875,000. In addition, we made cash payments totaling $465,253 to Whitco Company, LP’s creditors and incurred $70,000 in other costs related to the transaction. The Whitco assets are held in a separate subsidiary called Whitco Poles, Inc. The integration of the Whitco assets has gone well, but we have not fully realized the sales we originally projected. The cash portion of the Whitico financing has been paid and we are currently evaluating what alternative strategies we are available for realizing the full potential from the Whitco assets.

Employees

Currently there are approximately 121 full-time employees of which 26 are salaried, 3 are hourly draftsmen, and 93 are hourly shop personnel. Our employees are not represented by a union. Employment has ranged from approximately 90 to 121 during the past decade.

Competition

North Texas competes with a number of structural steel fabricators in its market. Notable among these are the following:

Company	Location	Specialty

W & W Steel Company	Oklahoma City, OK	Buildings

AFCO Steel (owned by W & W Steel Company)	Little Rock, AR	Bridges, buildings

Central Texas Iron Works (part of Herrick Corp.)	Waco, TX	Industrial

Hirschfeld Steel Company	San Angelo, TX	Bridges, buildings, industrial

Cives Steel Company	Roswell, GA	Buildings, industrial

Ennis Steel	Ennis, TX	Buildings

Alpha Steel	Anna, TX	Buildings

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

RISK FACTORS

Risks Relating to Our Business

We have a history of operating losses and we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital.

We have incurred losses from the years ended July 31, 2007 and 2006, we reported a net loss of $3,867,261 and $16,892,927, respectively.

In light of the net losses experienced by us, there can be no assurance that we will be profitable. If we are not profitable, we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. It is also possible that additional capital may not be available to us. If additional capital is required and is not available, we may not be able to continue operating as a going concern.

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

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations.

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. The Company's revenues earned on contracts for the year ended July 31, 2007 included an aggregate of 44% from three customers and for the year ended July 31, 2006 included an aggregate of 59% from four customers. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or might be collectible over longer than normal terms, each of which could adversely affect Company’s financial position. Two customers account for 42% of our accounts receivable as of July 31, 2007 and three customers account for 55% of our accounts receivable as of July 31, 2006. There can be no assurance that we will not suffer credit losses in the future.

We rely on a limited number of third party suppliers. If these companies fail to perform or experience delays, shortages, or increased demand for their products or services, we may face shortages, increased costs, and may be required to suspend deployment of our products and services.

We depend on a limited number of third party suppliers required to deliver our products. Two suppliers accounted for 25% of our purchases for the year ended July 31, 2007 and one supplier accounted for 23% of our purchases for the year ended July 31, 2006. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements on favorable terms or at all, we may be forced to suspend the delivery of our products, which would have an adverse effect on our business, prospects, financial condition and operating results.

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

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $3.4 million at July 31, 2007 resulting from the acquisition of North Texas and Whitco. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the fiscal period ending July 31, 2008. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending July 31, 2008.  In addition, commencing with our annual report for the fiscal year ending July 31, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404.  We can not assure you that we will be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations, which in turn could cause us to be in default under our current financing arragements (See Risks relating to our current Financing Arrangements).

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

Risks Relating to Our Current Financing Arrangements

Our indebtedness and restrictive debt covenants could limit our financing options and liquidity position, which would limit our ability to grow our business.

In September 2005 we entered into various secured convertible notes with Laurus Master Fund, LTD (“Laurus”), Gryphon Master Fund, LP (“GMF”) and GSSF Master Fund, LP (the “Convertible Notes” or “Convertible Notes Payable”). The terms of our Convertible Notes Payable could have negative consequences to the holders of our common stock, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Moreover, we may seek additional debt financing on terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

We may be unable to register for resale all of the common stock issuable upon Conversion of the Notes Payable and the exercise of the Warrants, in which case a stockholder will need to rely on an exemption from the registration requirements in order to sell such shares.

We are obligated to file a “resale” registration statement with the SEC that covers all of the common stock issuable upon conversion of the Notes Payable to Laurus, GMF, and GSSF and the exercise of the warrants we issued to them. Nevertheless, it is possible that the SEC may not permit us to register all of such shares of common stock for resale. In certain circumstances, the SEC may take the view that the private placement requires us to register the issuance of the securities as a primary offering. Without sufficient disclosure of this risk, rescission of the private placement could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse affect to us. To date, the SEC has not made any formal statements or proposed or adopted any new rules or regulations regarding Rule 415 promulgated under the Securities Act of 1933, as amended, as such rule applies to resale registration statements. However, investors should be aware of the risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations adopted subsequent to the date of this Report, could have on the manner in which the common stock may be registered or our ability to register the common stock for resale at all. If we are unable to register some or all of the common stock, such shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144, that permits the resale of securities following twelve months after the issuance of such securities, subject to manner of sale and public information requirements and certain volume limitations.

There Are a Large Number of Shares Underlying Our Convertible Notes, Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of November 6, 2007, we had approximately 9,701,166 shares of common stock issued and outstanding and we have obligations pursuant to convertible notes, options, warrants and other arrangements which could require the issuance additional shares of common stock to Laurus, GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF"), Nite Capital, LP (“Nite”)   and others. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants and options, have been granted registration rights. Upon registration such shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Convertible Notes and Preferred Stock and Exercise of Outstanding Warrants and Options Held by Laurus, GSSF, GMF and Nite may Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible notes and shares of preferred stock and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus, GSSF, GMF and Nite may not convert their convertible notes or preferred stock and/or exercise their warrants or options if such conversion or exercise would cause them to beneficially own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus, GSSF, GMF and Nite from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the Laurus, GSSF, GMF and Nite could sell more than this limit while never holding more than this limit.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes at an Unexpected Time, We Could Deplete Our Working Capital. Our Inability to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

Any event of default under our Notes Payable such as our failure to repay the principal or interest when due, our failure to pay any taxes when due, our failure to perform under and or commit any breach of the security agreements or any ancillary agreement, any event of default under any other indebtedness by us or any of our subsidiaries could require the early repayment of the secured convertible notes at a rate of 120%, including a default interest rate on the outstanding principal balance of the notes if the default is not cured with the specified grace period. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and we would need to raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

OTHER RISKS

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

ITEM 3. Legal Proceedings.

We are a defendant from time to time in other matters arising out of our ordinary business operations. We believe that these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our Common Stock, "ATGR.OB," trades in the over-the-counter bulletin board. The actual prices have been adjusted to reflect our reverse stock split.

PERIOD	HIGH BID	LOW BID

August 1, 2005 - October 31, 2005	$17.417	$0.75

November 1, 2005 - January 31, 2006	$2.252	$0.10

February 1, 2006 - April 30, 2006	$1.300	$0.40

May 1, 2006 - July 31, 2006	$1.250	$0.30

August 1, 2006 - October 31, 2006	$1.01	$.45

November 1, 2006 - January 31, 2007	$.70	$.26

February 1, 2007 - April 30, 2007	$.29	$.18

May 1, 2007 - July 31, 2007	$.28	$.18

Holders

As of November 6, 2007, there were approximately 1,182 holders of record holding a total of 9,701,166 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of November 6, 2007, 378,061 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of November 6, 2007, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 6, 2007, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 6, 2007, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 6, 2007, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 6, 2007, there is no Series F Stock issued and outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB for the year ended July 31, 2007. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

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

Revenue Recognition

Significant portions of North Texas' revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the proportional amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. Whitco revenues and product costs are recognized as the products are shipped to their customers.

Allowance For Doubtful Accounts

We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Comparison of the Year Ended July 31, 2007 to the Year Ended July 31, 2006

Results of Operations

For the period prior to the acquisition date (September 7, 2005) of North Texas, the Company had limited operations.  The acquisition was accounted for in accordance with the purchase method of accounting and its results of operations are included in the accompanying statements of operations from the acquisition date.

Our acquisition of Whitco in April, 2006 was also accounted for in accordance with the purchase method of accounting and its operating results have been consolidated with ours since its acquisition.

Revenues

Revenues for the year ended July 31, 2007 were approximately $28,864,548 earned by North Texas and $3,466,496 earned by Whitco. Revenues for the year ended July 31, 2006 were approximately $20,986,037 earned by North Texas and $956,252 earned by Whitco.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the year ended July 31, 2007 was approximately $24,559,018 for North Texas and resulted in a gross margin of approximately $4,305,530 or approximately 15% of revenues.  Cost of sales for the year ended July 31, 2007 was approximately $3,193,508 for Whitco and resulted in a gross margin of approximately $272,988 or approximately 8% of revenues. Cost of sales for the year ended July 31, 2006 was approximately $18,353,560 for North Texas and resulted in a gross margin of $2,632,477 or approximately 13% of revenues. Cost of sales for the year ended July 31, 2006 was approximately $1,029,396 for Whitco and resulted in a gross margin of ($64,144) or (7%) of revenues. The year ended July 31, 2006 included only eleven months of activity for North Texas and three months for Whitco due to mid-year acquisition dates. The negative margin for Whitco in 2006 was the result of paying the certain expenses without the benefit of corresponding revenue.

Selling, General and Administrative Expenses

For the year ended July 31, 2007, selling, general and administrative expenses totaled approximately $3,552,541, consisting primarily of administrative expenses and other expenses. For the year ended July 31, 2006, selling, general and administrative expenses were approximately $10,832,072 which consist primarily of administrative expenses and other expenses, including one-time non-employee equity compensation to consultants aggregating $6,876,740.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leverage transaction the Company’s interest expenses are significant.

Interest expense increased by $131,748 for the year ended July 31, 2007 to $1,548,569, when compared to the year ended July 31, 2006. The increase is primarily due to the additional borrowings and interest rates. Financing expense was $3,490,754 and $7,387,808 for the year ended July 31, 2007 and 2006, respectively. Included in financing expenses was non-cash amortization related to notes payable discount of $3,109,754 and $4,064,042 for the years ended July 31, 2007 and 2006, respectively. Included in financing expenses for the year ended July 31, 2006 was $2,491,773 related to non-cash stock issuances for note payable guarantees.

Liquidity and Capital Resources

As of July 31, 2007, we had $710,000 in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

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

If in the future, if we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue our operations.

The Company's independent certified public accountants have stated in their report included in the Company's Form 10-KSB for the year ended July 31, 2007, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Capital Resources:

The Company has utilized both its base of assets and its equity securities to finance the acquisitions of North Texas and Whitco. The North Texas acquisition transaction was highly leveraged. We have indebtedness totaling in $11,412,500 payable in the form of convertible term notes $2,000,000 of which are due and payable on December 31, 2007.

The Company’s current operations are insufficient to service its existing debt and pay the administrative expenses incurred in connection with being a public enterprise, including legal and accounting services.

We have negotiated various extensions with Laurus, GMF, and GSSF to extend the time we have to make payments under the $2,000,000 Term B Note and the $500,000 in notes payable to GMF and GSSF, to waive prior defaults, and extend the time for the effectiveness of our SB-2 registration statement. The current extension we obtained on October 31, 2007 from Laurus extends the payment date for the Term B note and the effectiveness date of our registration statement to December 31, 2007. With respect to the indebtedness we owe to Gryphon and GSSF, on November 12, 2007, GMF and GSSS agreed to extend the maturity dates of their convertible term notes from September 30, 2007 to December 31, 2007.

In the opinion of management, the Company will be unable to continue its operations beyond the end of the fiscal year ending December 31, 2007 unless additional capital is raised or if the existing indebtedness is refinanced on terms more favorable.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 will have a material impact on its financial position, operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

ITEM 7. Financial Statements.

The audited financial statements for the year ended July 31, 2007 are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

De Joya Griffith & Company, LLC

On October 14, 2005, we dismissed De Joya as its independent public accountants. Further, on October 14, 2005, we engaged RBSM LLP ("Auditor") as our principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of our company.

During the two fiscal years ended July 31, 2005 and July 31, 2006 and through October 14, 2005, (i) there were no disagreements between our company and De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of De Joya would have caused De Joya to make reference to the matter in its reports on our financial statements, and (ii) De Joya's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the two most recent fiscal years ended July 31, 2006 and July 31, 2007 and through December 19, 2006 there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of July 31, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. In addition, management has discovered that reporting persons under Section 16 of the Exchange Act have failed to file required reports. See Item 9 under the caption “Compliance with Section 16(A) of the Securities Exchange Act of 1974, which is incorporated by this reference.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended July 31, 2007, the Company concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

ITEM 8B. OTHER INFORMATION.

NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of our Company as of November 12, 2007 are listed below, together with brief accounts of their business experience and certain other information.
Name	Age	Position

Thomas E. Durkin, III	54	President and Director

Barry Ennis	61	President of North Texas and Director

Michael S. Luther	49	Director

Background of Executive Officers and Directors

Mr. Thomas E. Durkin, III, Director

Thomas E. Durkin, III, age 54, a partner to Durkin & Durkin, a New Jersey based law firm. Mr. Durkin was formally an executive vice-president and general counsel for Waste Services Inc. (NASDAQ WSII) and area vice-president of corporate development and government affairs for Waste Management Inc. (NYSE: WMI). Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

Mr. Barry Ennis, President of North Texas and Director.

Barry Ennis, age 61, has served as the Executive Vice President/General Manager of North Texas since 1993. Mr. Ennis was appointed as the President of North Texas in September 2005.

Michael S. Luther

Mr. Luther has been involved in corporate finance and merchant banking for 20 years. Most recently, Mr. Luther managed a hedge fund associated with Deutsche Bank and during his tenure Mr. Luther led combined transactions of over $1 billion, the most notable of which was the purchase of Alamo National Car Rental acquired for roughly $4 billion by Cerberus Capital of New York.

Directors

Directors are elected annually at our annual meeting of shareholders. The term of each person currently serving as a director continues until our next annual meeting or until a successor is duly elected and qualified.  We have not had an annual meeting of shareholders for some time.

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

To the Company’s knowledge, based solely on the lack of any copies of such reports furnished to the Company during the year ended July 31, 2007, the following directors and executives officers and persons who own more than ten (10%) of a registered class of the Company’s equity securities failed to file with the Securities and Exchange Commission their Form 3 initial reports of ownership: The Keshet Fund LP.

ITEM 10. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our named executive officers of our company and North Texas

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
						Number of
			Bonus and			Securities	All Other
			Other Annual	Restricted Stock		Underlying	Compensation
Name and	Year		Compensation	Award(s) ($)		Options/SARs (#)	($)
Principal Position	Ended	Salary ($)	($)
William N. Plamondon, III	2007	$0	$—			$—	$120,000(1)
Chairman and CEO	2006	$0	—	837,749	(2)	—	470,000(1)
of the Company	2005	$0	—	—		—	—

Dr. Gary Fromm	2007	0					$90,000(4)
Director	2006	0		$1,405,236	(3)		$180,000(4)
	2005	0		—			—

Barry Ennis	2007	$285,000	—	—		—	—
Executive VP	2006	167,505	$—	—		—	—
of North Texas(1)	2005	—	$—	—		—	—

Thomas E. Durkin, III	2007	—				$—	—
President, Director	2006	—		172,507.50	(5)	—	—
	2005	—		—		—	—

Michael S. Luther	2007	—					$—
	2006	—		7,036,252.50	(6)		—
	2005	—		—			—

(1)
In September 2005 Company engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. On February 28, 2007, the Company accepted the resignation of William N. Plamondon III, as Chief Executive Officer and finalized the terms of his departure. Pursuant to a Severance and Release Agreement, Mr. Plamondon, and R.I. Heller Co., LLC and certain other parties who have worked with RI Heller have agreed that Mr. Plamondon would serve as CEO through March 1, 2007, that RI Heller and Mr. Plamondon will transfer, without charge, all shares of common stock of the Company owned by them (680,000 shares) to the Company, that RI Heller will receive $120,000 for Mr. Plamondon's and RI Heller's services (payable in 12 monthly installments of $10,000), and that all parties to the agreement would mutually release each other for all claims to the date of the agreement.

(2)
Comprised of 680,881 shares distributed to RI Heller from Luther Capital Management valued by the Company at $1.23 per share all of which have been returned to the Company in exchange for $120,000 pursuant to the above noted severance agreement.

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

(4)
On September 6, 2005, we entered into a consulting agreement with Dr. Gary Fromm who was then both the Chief Executive Officer of the company and the Chairman of the board of directors for a term of six months, which provided a $15,000 monthly fee for such services. On July 2, 2007, the Registrant's board of directors received the letter of resignation of Dr. Gary Fromm as a director and officer of the of the Company.

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

Name and address	Amount and Nature of Beneficial Ownership		Percent of Class (3)
Dr. Gary Fromm(1)	1,639,483		16.8%
Barbara Dritz Trust	680,881		7%
Thomas E. Durkin, III (1)	738,339	(6)	7.6%
Barry Ennis(4)(1)	-0-		0.00%
The Keshet Fund LP 825 Third Avenue, 14th Floor New York, New York 10022	1,081,384		11.15%
Luther Capital Management, LLC	1,068,961		11.01%
Charles and Patricia Matteson (7)	2,779,844		28.65%
All executive officers and directors as a group	1,807,300		18.63%

(1)	Former officer and/or director of our company.

(3)	Based on 9,701,166 shares of common stock outstanding.

(4)	President of North Texas Steel Company, Inc.

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

(6)	Does not include the 369,169 shares of common stock held by D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 13. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.3	Amended and Restated Bylaws (2)

3.4	September 3, 1997 Amendments to Bylaws (3)

3.5	Amendment to the Articles of Incorporation(1)

4.1	Specimen of Common Stock (1)

4.2	Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)

4.3	Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4	Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

4.4	Stock Pledge Agreement dated September 7, 2005 by and between the Company and Laurus (8)

4.5	Intellectual Property Security Agreement dated September 7, 2005 among the Companies and Laurus (8)

4.6	Funds Escrow Agreement dated September 7, 2005 by and among Companies, Laurus and Loeb & Loeb LLP (8)

4.7	Side letter agreement dated September 7, 2005 by and among the Companies and Laurus (8)

4.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (8)

4.9	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. (“GMF”) and the Companies(8)

4.10	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GMF(8)

4.11	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GMF(8)

4.12	Warrant dated as of September 7, 2005 made in favor of GMF(8)

4.13	Option dated September 7, 2005 made in favor GMF(8)

4.14	Side letter agreement dated as of September 7, 2005 by and among the Companies and GMF (8)

4.15	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. (“GSSF”) and the Companies(8)

4.16	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GSSF(8)

4.17	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GSSF(8)

4.18	Warrants dated as of September 7, 2005 made in favor of GSSF Options dated September 7, 2005 made in favor GSSF(8)

4.20	Side letter agreement dated as of September 7, 2005 by and among the Companies and GSSF (8)

4.21	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (8)

4.22	Subscription Agreement by an between the Company and Nite Capital (8)

4.23	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (8)

4.24	Form of Amended and Restated Secured minimum Borrowing Note in favor of Laurus in the amount of $3,000,000.

4.25	Form of Amended and Restated Secured Revolving Note in favor of Laurus in the amount of $7,000,000.

4.26	Form of Amended and Restated Secured Convertible Term Note B in favor of Laurus in the amount of $2,000,000. (9)

4.27	Form of Amended and Restated Secured Convertible Term Note A in form of Laurus in the amount of $3,000,000. (9)

4.28	Form of Waiver Agreement with Laurus. (9)

4.29	Form of Amended and Restated Registration Rights Agreement with Laurus. (9)

4.30	Form of Amended and Restated Security Agreement with Laurus. (9)

4.31	Reaffirmation and Ratification Agreement. (9)

4.32	October 31, 2007 Waiver Agreement with Laurus.

4.33	November 12 GSSF and GMF Waiver Letter.

10.2	Subscription and Representation Agreement as of September 7, 2005 by and among the Company and Omaha (8)

10.3	Securities Purchase Agreement as of September 7, 2005 by and among Omaha and the shareholders of North Texas(8)

10.4	Pension Plan Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.5	Indemnity Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.6	Consulting Agreement entered by and between the Company and Dr. Gary Fromm (8)

10.7	Consulting Agreement entered by and between the Company and Luther Capital Management, Inc. (8)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB, Commission File Number 0-23268

(2)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Commission File Number 333-68327.

(5)	Previously filed as an exhibit to the Company’s Form 8-K Current Report filed with the Commission on August 15, 1994.

(6)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2005

(9)	Previously filed as an exhibit to the Company’s Registration SB-2 Registration Statement Filed on January 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2007	July 31, 2006
(i) Audit Fees	$215,437	$149,543
(ii) Audit Related Fees	40,200	44,050
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—
Total fees	$255,637	$193,593

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

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
ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

Signature	Title	Date

/s/ Thomas E. Durkin, III
By: Thomas E. Durkin, III	Director	November 13, 2007

/s/ R. Barry Ennis
By: R. Barry Ennis	Director	November 13, 2007

ITEM 7. FINANCIAL STATEMENTS.

AMERICAN TECHNOLOGIES GROUP

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
American Technologies Group, Inc.
Fort Worth, TX 76113

We have audited the accompanying consolidated balance sheet of American Technologies Group, Inc. (the "Company") as of July 31, 2007 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
October 5, 2007

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEET
JULY 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$710,121
Accounts receivable, net of allowance for doubtful accounts of $82,292	6,661,534
Inventory	5,102,386
Cost and estimated earnings in excess of billings	238,449
Prepaid expenses	110,056

Total current assets	12,822,546

Cash surrender value of officers' life insurance	101,413

Property and equipment, net of depriciation of $289,388	2,446,177

Goodwill	3,390,370

Total assets	$18,760,506

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable	$3,979,613
Accrued expenses	3,104,601
Billings in excess of costs and estimated earnings	3,263,681
Convertible Notes payable, current portion, net of discount of $2,574,928	8,837,572

Total current liabilities	19,185,467

Deficiency in Stockholder's Equity
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	9,701
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,994
Accumulated deficit	(79,004,799)

Total Deficiency in Stockholder's Equity	(424,961)

Total Liabilities and Deficiency in Stockholder's Equity	$18,760,506

The accompanying footnotes are an integral part of this consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007	2006

Net sales	$32,331,044	$21,951,289

Cost of sales	27,752,526	19,382,956

Gross profit	4,578,518	2,568,333

Selling, general and administrative expenses	3,552,541	10,832,072

Operating income (loss)	1,025,977	(8,263,739)

Other income (expense)

Interest income	146,085	175,441
Interest expense	(1,548,569)	(1,416,821)
Financing costs	(3,490,754)	(7,387,808)

Total other income (expense)	(4,893,238)	(8,629,188)

Loss before income taxes	(3,867,261)	(16,892,927)

Provision for income taxes	-	-

Net loss	(3,867,261)	(16,892,927)

Preferred dividend	12,000	161,800

Net loss attributable to common shareholders	$(3,879,261)	$(17,054,727)

Loss per share, basic and diluted	$(0.26)	$(2.88)

Loss per share attributable to common shareholders, basic and diluted	$(0.26)	$(2.91)

Weighted average shares outstanding	14,723,818	5,865,969

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

							Common Stock
	Preferred Stock Series A		Preferred Stock Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2005	376,794	$377	-	$-	332,589	$333	13,719	$14	$53,044,913	$6,750	$(58,070,811)	$(5,018,424)

Sale of series E preferred stock			1,500	2					149,998			150,000

Shares issued in settlement of payables					75,143	75			537,549			537,624

Shares issued in settlement of debt and accrued interest					2,364,124	2,364			3,746,066			3,748,430

Shares issued in connection with
Luther consulting agreement					5,580,280	5,580			6,858,165			6,863,745

Shares issued in connection with Laurus financing guarantees					2,025,832	2,026			2,489,747			2,491,773

Shares issued for services					4,079	4			12,991			12,995

Warrants issued with debt									7,524,429			7,524,429

Warrants issued for acquisition									1,875,000			1,875,000

Beneficial conversion feature of convertible stock									2,173,455			2,173,455

Beneficial conversion feature of preferred stock									150,000			150,000

Preferred dividend											(161,800)	(161,800)

Net loss											(16,892,927)	(16,892,927)

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

Return of shares					(680,881)	$(681)			$681			-

Preferred dividend											(12,000)	(12,000)

Net loss											(3,867,261)	(3,867,261)

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($3,867,261)	$(16,892,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,580	131,822
Stock issued for consulting services	-	6,863,745
Stock issued for loan guarantees	-	2,491,773
Amortization of discount	3,190,754	4,064,042
Amortization of loan costs	-	104,663
Stock issued for services	-	12,995
(Increase) decrease in:
Accounts receivable	(612,901)	(786,051)
Restricted cash	280,000	(280,000)
Inventory	(1,528,941)	(819,993)
Costs and earnings in excess of billings	(54,438)	101,564
Prepaid expenses	8,910	(4,100)
Increase (decrease) in:
Accounts payable and accrued expenses	(274,429)	2,347,807
Billings in excess of costs	1,770,206	(117,962)

Net cash used in operating activities	(930,520)	(2,782,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through acquisitions	-	5,882,383
Purchases of property and equipment	(40,635)	(65,016)

Net cash provided by (used in) investing activities	(40,635)	5,817,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	-	465,367
Sale of preferred stock	-	150,000
Proceeds from convertible debt	-	200,000
Payments on notes	(656,250)	(1,525,539)

Net cash used in financing activities	(656,250)	(710,172)

Net increase (decrease) in cash	(1,627,405)	2,324,573

Cash and cash equivalents, beginning of year	2,337,526	12,953

Cash and cash equivalents, end of year	$710,121	$2,337,526

Cash paid for:
Interest	$1,501,293	$1,398,811
Income taxes	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
		$537,624
Shares issued to settle accounts payable		3,748,430
Shares issued to settle debt and accrued interest		6,863,745
Shares issued in connection with Luther consulting agreement		2,491,773
Shares issued in connection with Laurus financing guarantees		1,875,000
Shares issued for Whitco acquisition		12,995
Shares issued for services

The accompanying footnotes are an intergral part of these financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

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

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No.141, “Business Combinations.” The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition.

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

On April 25, 2006, ATG, through a newly formed wholly owned subsidiary, Whitco Poles, Inc. (“Whitco”), acquired certain assets of Whitco Company, LP. The transaction is accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.” The results of operations for the Whitco Company, LP assets have been included in the audited consolidated statements of operations since the date of acquisition.

Whitco Company has been a provider of light poles to commercial and industrial markets worldwide. Whitco provides marketing expertise and engineering knowledge to a nationwide contracted lighting representative base as well as Original Equipment Manufacturer (OEM) customers.

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

For the Years Ended July 31, 2007 and 2006

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

These amounts are reflected in the accompanying balance sheet as follows:

July 31, 2007
Costs and estimated earnings on
uncompleted contracts in excess of billings	$238,449
Billings on uncompleted contracts in
excess of costs and estimated earnings	(3,263,681)

$(3,025,232)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $82,292 as of July 31, 2007.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $3,867,261 and $16,892,927 for the years ended July 31, 2007 and 2006, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $6,362,921 as of July 31, 2007.

Inventory

Inventory, consisting  primarily of raw materials, is valued at the lower of cost or market on average cost basis.

Income Taxes

In accordance with SFAS No. 109, deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not reasonably assured.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on estimated useful lives as follows:

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

For the Years Ended July 31, 2007 and 2006

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents totaling 13,880,116 at July 31, 2007, were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of loss per share is comprised of the following:

	2007	2006

Common shares outstanding	10,038,808	4,018,901
Options shares deemed outstanding	4,685,000	1,847,068

Total shares outstanding for computation	14,723,808	5,865,969

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

There were no grants of employee options during the years ended July 31, 2007 and 2006. There were no unvested options outstanding as of the date of adoption of Statement 123R.

Derivative Instruments

We account for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

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

Goodwill and Other Intangibles

In June 2001, SFAS 142 “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002.

In August 2001, SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Segment Information

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our operations are comprised of one business segment focusing its operations and management on the cutting, welding and assembling of metal components. The Company operates in two industry segments. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 will have a material impact on its financial position, operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

To date, ATG has been unable to generate significant cash flows from operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. The Company has also used debt to fund its operations. Until such time as we are able to generate significant cash flows from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended July 31, 2007, we incurred a net loss of $3,867,261 and negative operating cash flow of $930,520. Since its inception, the Company has incurred significant operating losses totaling in excess of $79 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that we can meet our obligations and sustain operations. Management continues to focus on improving the Company’s results of operations by increasing sales and decreasing its cost structure to improve cash flows from operations.

NOTE 4 - ACQUISITIONS

On September 7, 2005, the Company, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000 in cash. The Company also incurred costs directly attributable to the acquisition of $1,593,370. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations.”

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition. The total acquisition price of $12,593,370 has been allocated as follows:

Cash	$5,587,017
Other current assets	6,776,879
Property and equipment	2,551,239
Other assets	101,413
Goodwill	2,389,899
Current liabilities	(4,813,077)

Total	$12,593,370

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

Cash	$295,366
Other current assets	1,637,996
Property and equipment	78,675
Goodwill	1,000,471
Other current liabilities	(1,137,508)

Total	$1,875,000

Pro forma unaudited financial information, assuming that the acquisitions had occurred as of August 1, 2005 is as follows:

2006
Revenues	$36,753,269
Net Loss	(17,684,097)
Loss per share	$(3.01)

The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions of North Texas and Whitco had been completed on the date indicated.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

NOTE 5 - ACCOUNTS RECEIVABLE

At July 31, 2007, trade accounts receivable consist of the following:

Currently receivable on contracts	$5,301,260
Retainage on uncompleted contracts	1,442,566
6,743,826
Less allowance for doubtful accounts	(82,292)
$6,661,534

NOTE 6 - INVENTORIES

At July 31, 2007, inventories consist of the following:
Raw materials	$4,798,008
Work in progress	304,378
$5,102,386

NOTE 7 - PROPERTY AND EQUIPMENT

At July 31, 2007, property and equipment consist of the following:

Land	$695,000
Buildings and improvements	1,435,000
Machinery and equipment	484,060
Office furniture and equipment	121,505
2,735,565
Less accumulated depreciation and amortization	289,388
$2,446,177

Depreciation expense was $157,580 and $131,822 for the years ended July 31, 2007 and 2006 respectively.

NOTE 8 - PROFIT SHARING PLAN

The Company has a profit sharing and savings plan covering substantially all employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for years ended July 31, 2007 and 2006.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

NOTE 9 - PENSION PLAN

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

Assuming the pension plan was liquidated as of July 1, 2007, the Company’s estimated the pension plan deficiency amount to be approximately $1,045,000. As used in Pension Plan Joint Account Agreement, the term "Deficiency Amount" shall mean the amount reasonably estimated by the Plan's enrolled actuary, which, as of the date of the Determination Letter equals the amount by which: (i) the total amount of the "lump sum" distributions payable to Plan participants in each case who are then currently eligible to elect benefit payment in the form of a lump sum totaling approximately $4,350,000 (calculated in accordance with the provisions of the Plan and applicable law), exceeds (ii) the total value of the assets of the Plan attributable to the lump sum distributions payable to such Plan participants totaling approximately $3,305,000.

The benefits are based on years of service and the employee's compensation averaged over the last five years of employment. The funding policy is to contribute annually to the plan an amount at least equal to the minimum required contribution for a qualified retirement plan but not in excess of the maximum tax deductible contribution.

The following table sets forth the plan's funded status as of June 30, 2007 and 2006 (the most recent plan year end) and amounts recognized in the Company's balance sheets at July 31, 2007 and 2006:

	2007	2006
Fair value of plan assets	$3,304,503	$3,472,247
Benefit obligation	3,659,823	3,391,135
Funded status	(355,320)	81,182
Prepaid benefit cost recognized in the balance sheets	0	1,309,978
Weighted-average discount rate	5.25%	7.0%
Weighted-average long-term rate of return on plan assets	7.0%	7.0%
Rate of future compensation levels	4.0%	4.0%
Net periodic pension cost (included in selling, general and administrative expenses	$49,143	$15,657
Employer contribution	$0	$0
Plan participants’ contributions	$0	$0
Benefits paid	$458,327	$257,324

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

The Company's investment policy is to invest conservatively and maintain investments to cover the obligations under the frozen plan. Periodically management reviews the investments to determine if allocations should be rebalanced. Professional managers manage all assets for the Plan and independent consultants assist in attainment of its objectives.

The Company benefit payments which are based on the same assumptions used to measure the Company benefit obligation at July 31, 2007 are as follows:

2008	$265,662
2009	256,660
2010	256,913
2011	252,763
2012	283,090
2013-2018	1,735,539

NOTE 10 - CONCENTRATIONS

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, and cash equivalents and accounts receivable.

We maintain our cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in these accounts. ATG believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the year ended July 31, 2007 included an aggregate of 44% from three customers and for the year ended July 31, 2006 included an aggregate of 59% from four customers. Two suppliers accounted for 25% of our purchases for the year ended July 31, 2007 and one supplier accounted for 23% of our purchases for the year ended July 31, 2006. Two customers account for 42% of our accounts receivable at July 31, 2007 and three customers account for 55% of our accounts receivable at July 31, 2006.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2007	2006
Current
Federal	$--	$--
State	--	--
Deferred	1,073,045	5,762,294
Less: valuation allowance	(1,073,045)	(5,762,294)

Net	$--	$--

Deferred tax assets (liabilities) representing temporary differences due to the timing of recording expenses for taxes and the financial statements as of July 31, 2007 and 2006, respectively, and are comprised of the following

	2007	2006
Gross deferred tax assets
Vacation accrual deductible in future periods	$39,673	$39,450
Reserve for bad debts deductible in future periods	27,979	20,062
Section 263A costs deductible in future periods	51,000	42,500
Net operating losses	6,800,000	5,743,595
Gross deferred tax assets	6,918,652	5,845,607
Gross deferred tax liabilities
Property and equipment basis due to accelerated depreciation for tax	(34,000)	(34,000
Net deferred tax asset	6,884,652	5,811,607
Less valuation allowance	(6,884,652)	(5,811,607)
Deferred tax asset	$--	$--

Due to the fact that it is not more likely than not that the deferred tax assets can be realized, a valuation allowance has been established to reduce the net deferred tax asset to zero.

The change in the valuation allowance that occurred during the years ended July 31, 2007 and 2006 are as follows:

Valuation allowance August 1, 2005	$--
Valuation allowance due to acquisitions	49,313
Valuation applied during year ended July 31, 2006	5,762,294
Valuation allowance July 31, 2006	5,811,607
Valuation applied during year ended July 31, 2007 Valuation allowance July 31, 2007	1,073,045 6,884,652

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

The Company has not filed Federal and State tax returns for tax years ending after 2004. However, the Company has estimated net operating loss carry-forwards of approximately $20,000,000 for federal income tax purposes that ultimately expire in 2027.

The differences between the actual income tax benefit and the benefit computed applying the domestic statutory federal and state rates to losses before income tax is primarily due to the valuation allowance applied to the deferred tax asset as of July 31, 2007 and the change in the valuation allowance for the year ended July 31, 2007.

NOTE 12 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At July 31, 2007, our current outstanding borrowings were:

Notes Payable to Laurus:
Secured revolving note	7,000,000
Secured convertible term note A	1,912,500
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
Subtotal	11,412,500
Less: Discount on Debt	(2,574,928)
Net current convertible debentures and other notes payable	$8,837,572

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
•
A common stock purchase warrant to purchase 2,865,116 shares of common stock of the Company, at a purchase price of $.99 per share, exercisable until September 6, 2012; and an option to purchase 10,340,000 shares of common stock of the Company, at a purchase price of $.033 per share.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

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

Secured revolving note
We are permitted to borrow an amount based upon our eligible accounts receivable, as defined in the agreements with Laurus. We must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. Our obligations under all notes are secured by all of the assets of the North Texas Steel Company, including but not limited to inventory, accounts receivable and a pledge of the stock of Omaha and North Texas. The minimum borrowing notes, the secured revolving notes and the secured convertible term note A mature on September 6, 2008. Annual interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 8.25%, subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the minimum borrowing notes, the secured revolving notes and the secured convertible term note A is payable monthly in arrears on the first day of each month, commencing on October 1, 2005.

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

Secured convertible term note A
The principal amount of the secured convertible term note A is repayable at the rate of $50,000 per month together with accrued but unpaid interest, commencing on January 1, 2006, which such principal payment increases to $93,750 on April 1, 2006 with a maturity date of September 6, 2008. The monthly amounts shall automatically convert into shares of our common stock in the event that there is an effective registration statement, the average market price for the five days preceding the payment date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the prepayment date (the "Laurus Trading Volume Limit"). In the event that the conversion exceeds the Laurus Trading Volume Limit, then Laurus will only be required to convert the portion of the secured convertible term note A up to the Laurus Trading Volume Limit and we will be required to pay off the remaining balance of the monthly amount. The secured convertible term note A may be redeemed by the Company in cash by paying the holder 120% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the secured convertible term note A, together with interest and fees thereon at any time. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $.99, subject to adjustment as described below.

We received an additional advance of $70,000 pursuant to the term note A, during the third quarter of 2006. The proceeds were applied to costs incurred in connection with the Whitco transaction. The additional advance bears interest at the rate of 24% per year. By July 31, 2006, the additional advance was repaid.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

Secured convertible term note B
Our secured term note B with Laurus in the principal amount of $2,000,000 convertible into upto 6,006,006 shares of our common stock originally matured and was fully payable on March 6, 2007. We did not pay the amount due on that date. Rather we received a written extension of the maturity date of t]he Term B note on the condition that we agree to pay a $300,000 extension fee. In addition, as part of the extension of the maturity date to May 7, 2007, Laurus also agreed to extend the time for the effectiveness of the Form SB-2 Registration Statement we filed as required by our Registration Rights Agreement with Laurus to May 7, 2007 and then to July 31, 2007. As of May 7, 2007 and July 31, 2007, we have neither paid the amounts due under the Term B note or caused or registration statement to be effective. On October 31, 2007, Laurus has again agreed, without an additional extension fee, to extend the time to pay and to cause our registration statement to be effective from July 31, 2007 to December 31, 2007.

As of July 31,, 2007, the Company has accrued, but not paid, the $300,000 extension fee related to the March 6, 2007 extension.  Prior to December 31, 2007, we will seek to refinance our debt with Laurus. If we cannot refinance our debt in the time allowed, we will have to negotiate for additional extensions.

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

Gryphon Financing

In connection with the acquisition of North Texas Steel, we entered into Security Agreements (the "Security Agreements") with GSSF Master Fund, L.P. ("GSSF") and Gryphon Master Fund L.P. ("GMF") for the sale of an aggregate of (i) $500,000 in convertible term notes (the "Gryphon Term Notes"), (ii) common stock purchase warrants to purchase 5,999,880 shares of common stock (the "Gryphon Warrants") expiring February 28, 2007 and (iii) options to purchase 935,000 shares of common stock (the "Gryphon Options"). GSSF and GMF are hereinafter collectively referred to as "Gryphon". The Gryphon Notes, the Gryphon Warrants and the Gryphon Options are convertible into shares of Series F Preferred Stock until such time as we amend our certificate of incorporation to provide for available shares of common stock and the shares of Series F Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

Each of the securities issued to GSSF and GMF are convertible into shares of Series E Preferred Stock until such time that we amend our certificate of incorporation to increase its authorized shares of common stock to 15,000,000,000 and the shares of Series E Convertible Preferred Stock are only convertible into shares of common stock as long as there are available shares for conversion.

The Gryphon Notes bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at Gryphon's option, at a conversion price of $.333. Based on this conversion price, the Gryphon Notes in the amount of $500,000 excluding interest, are convertible, upon the Company increasing its authorized shares of common stock, into 1,501,501 shares of our common stock. On the maturity date of September 30, 2007, the Gryphon Notes shall automatically convert into shares of common stock in the event that the average market price for the five days preceding the maturity date is equal to or greater than 120% of the fixed conversion price and the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Company's common stock for the 22 trading days immediately preceding the maturity date (the "Trading Volume Limit"). In the event that the conversion exceeds the Trading Volume Limit, then Gryphon will only be required to convert the portion of the Gryphon Notes up to the Trading Volume Limit and we will be required to pay off the remaining balance.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

We may prepay the Gryphon Notes. In addition, we have granted Gryphon a security interest in substantially all of the Company's assets as well as registration rights. Gryphon's rights to any security interest are subordinated to that of Laurus Master Fund, Ltd.

The Gryphon Warrants are exercisable from the date of issuance through February 28, 2007 at an exercise price of $.333 per share. The Gryphon Options are exercisable from the date of issuance through expriration date of the Notes at an exercise price of $.003 per share .

On November 12, 2007, GMF and GSSS agreed to extend the maturity dates of their convertible term notes in the total amount of $500,000 payable to GMF and GSSF from September 30, 2007 to December 31, 2007.

Gryphon April 2006 Financing

On April 21, 2006, we executed a secured term note with GMF in the amount of $500,000. We received proceeds from the note in the amount of $395,367, and an aggregate of $104,633 was used to pay a commitment fee and legal costs. In conjunction with the note, we issued a common stock purchase warrant for an aggregate of 675,000 shares, with an exercise price of $0.01 per share expiring April 26, 2011. The note bears interest at 12% per year and is due upon the earlier of demand, or August 21, 2006. The note is secured by certain assets acquired from Whitco Company L.P. and by the assets of Whitco Poles, Inc. As of July 31, 2006, the principal balance of the notes was repaid and the notes were retired.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

In connection with the security agreements we entered into in September 2005 with Laurus, GMF, and GSSF we executed a stock pledge agreement granting them an interest in the common stock of our subsidiaries all of our and our subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement state that if an "event of default" occurs under any agreement with Laurus, GSSF and GMF, that they have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Our failure to timely file the Form 10-KSB and our failure to file a registration statement as described above each separately constituted an event of default under the security agreements.

Due to our defaults, we have obtained waivers and extension agreements from Laurus, GSSF, and GMP. The extensions and waivers waive any defaults that have occurred related to our failure to file a registration statement and failure to fully pay our obligations upon the stated maturity dates. Laurus, GMF and GSSF also agreed to waive any claims for default and damages that would have otherwise accrued through the date of the waiver agreement. Further,the extensions and waivers waived any claim for default as a result of our failure to meet the past financial reporting requirements of the security agreements.

NOTE 13 - STOCKHOLDERS' EQUITY

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

For the Years Ended July 31, 2007 and 2006

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

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been charged to operations during the year ended July 31, 2006. As of July 31, 2006, 2,025,832 of these shares, with a value of $2,491,773, have been issued. The remaining value of $958,377 has been recorded as an accrued expense as of July 31, 2007 and 2006.

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

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2007, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2007, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2007, there is no Series D Stock issued and outstanding.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock. As of July 31, 2007, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2007, there is no Series F Stock issued and outstanding.

Committed Common Stock

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2004, the Company committed to issue 13,719 shares of the Company's common stock. At July 31, 2007, the committed shares have not been issued.

Stock Subscriptions

As of July 31, 2007, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

NOTE 14 - EMPLOYEE STOCK OPTION PLANS

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding and exercisable at July 31, 2005	9,693	$120.00
Granted	--	--
Exercised	--	--
Canceled	(9,693)	(120.00)
Outstanding and exercisable at July 31, 2006	--	--
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding and exercisable at July 31, 2007

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflect the retrospective adjustment for the reverse stock split.

NOTE 15 - WARRANTS

During the year ended July 31, 2006, we issued stock warrants in connection with our debt financings and acquisitions. During the year ended July 31, 2007, no warrants were issued.The following table summarizes the changes in warrants outstanding at July 31, 2007 and the related prices for the shares of the Company's common stock issued.

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,750,000	*	N/A	$0.001	3,750,000	$0.001
$0.003	935,000		1.10	$0.003	935,000	$0.003
$0.010	675,000		1.10	$0.010	675,000	$0.010
$0.333	10,340,000		1.10	$0.333	10,340,000	$0.333
$0.990	2,865,116		5.10	$0.990	2,865,116	$0.990
$0.195	18,565,116		2.68	$0.338	18,565,116	$0.339

●	Warrant issued does not have a contractual life.

Transactions involving the Company's warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2006	24,564,996	0.338
Granted	-	-
Exercised	-	-
Canceled or expired	(5,999,880	(0.333)
Outstanding at July 31, 2007	18,565,116	0.339

The weighted-average fair value of stock warrants granted to non-employees during the year ended July 31, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5%
Expected stock price volatility	346%
Expected dividend payout	—
Expected option life-years	2 yrs

NOTE 16 - RELATED PARTY TRANSACTIONS

On March 1, 1994, we entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, we will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on our net sales from exploitation of Baser technology. In the event we do not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2007. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2006, no provision has been made in the financial statements as the outcome is not probable or estimable.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

In connection with the closing of the North Texas acquisition, Dr. Gary Fromm (a Former Officer) agreed to forgive debt owed to him by us in the amount of $1,162,732 in consideration of our company issuing 1,182,062 shares of common stock and the Existing Debt Holders agreed to transfer 1,182,062 shares of common stock of our company to Dr. Fromm.

On September 26, 2005, the Company had entered into a consulting agreement with Dr. Fromm for a term of six months and which provides for a monthly fee of $15,000. As of July 31, 2007, the consulting arrangement has expired.

In connection with the closing of the acquisition of the North Texas, we entered into a consulting agreement with Luther Capital Management, Inc. ("Luther Capital") Pursuant to the consulting agreement, in consideration for providing valuable services to our company in connection with the acquisition of North Texas, the Company issued Luther Capital and its designees (including other officers and directors), an aggregate of 5,580,280 shares (the"Luther Shares") of common stock. The Luther Shares issued have been valued at $6,863,745 and have been charged to operations during the year ended July 31, 2006.  Of the 5,580,280 shares, Luther Capital Management LLC retained 765,086 common shares. The remaining 4,815,194 shares were issued to other designations which included transfers of 680,881 shares to RI Heller LLC (a Company controlled by a Former Chief Executive Officer), 407,401 shares to Dr. Gary Fromm (a Former Officer), and 434,464 shares to Thomas E. Durkin III (Board Member),

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions. As of July 31, 2006, 607,150 of these shares, with a value of $747,532 have been issued. The remaining 187,600 unissued shares valued at $230,748 has been recorded as an accrued expense as of July 31, 2007.

The Company engaged RI Heller, LLC, a limited liability company controlled by William N. Plamondon III, to provide management services to the Company. Initially, we paid R. I. Heller $50,000 per month for the services of William N. Plamondon, as President and Frank Jackson, CFO. Mr. Jackson resigned as CFO in June 2006. During 2007, Mr. Plamondon resigned as CEO and negotiated a settlement previously accrued and unpaid fees. The settlement of $120,000 is to be paid over 12 months. The return of stock held by RI Hiller, LLC was also part of the settlement.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2007 and 2006

NOTE 17 - CONTINGENCIES

Litigation

The Company may be involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

NOTE 18 - INDEMNITIES AND GUARANTEES

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

NOTE 19 - OPERATING LEASE

The Company rents office space under a non-cancelable operating lease agreement. Rental expense relating to the operating lease agreement for the years ended July 31, 2007 and 2006 were approximately $51,000 and $4,000, respectively.

Future minimum lease payments under operating leases as of July 31, 2007 are as follows:

2008	$51,264
2009	51,264
2010	51,264
2011	46,992

NOTE 20 - SEGMENT INFORMATION

The Company currently operates two business segments (excluding corporate): (1) Steel Fabrication and (2) Pole Fabrication. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	2007	2006
Sales to external customers:
North Texas	$28,864,548	$20,986,037
Whitco	3,464,520	960,174
Other	1,977	5,077
Total sales to external customers:	$32,331,044	$21,951,289

Capital expenditures:
North Texas	$26,982	$65,016
Whitco	13,653	-
Total capital expenditures	$40,635	$65,016

Operating income (loss):
North Texas	$1,817,718	$804,057
Whitco	(216,927)	(478,777)
Corporate	(574,814)	(8,589,019)
Total operating income (loss)	$1,025,977	$(8,263,739)

Segment assets:
North Texas	$15,749,098	$15,207,594
Whitco	2,939,488	3,326,647
Corporate	71,920	63,245
Total segment assets	$18,760,506	$18,597,486