Form 10QSB
period 2007-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2007-12-21
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of December 14, 2007 the registrant had 9,701,166 shares of common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 376,794 shares of Series A Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$459,576
Accounts receivable, net of allowance for doubtful
accounts of $153,312	6,634,752
Inventory	4,445,927
Cost and estimated earnings in excess of billings	806,136
Prepaid expenses	64,619
Total current assets	12,411,010

Cash surrender value of officers' life insurance	101,413

Property and equipment, net	2,418,944

Goodwill	3,390,370
Total assets	$18,321,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,556,508
Accrued expenses	3,565,126
Billings in excess of costs and estimated earnings	3,575,514
Notes payable, current portion, net of
discount of $1,987,103	8,818,889

Total current liabilities	19,516,037

Total liabilities	19,516,037

Stockholders' equity:
Preferred stock, series A	377
Preferred stock, series E	2
Common stock	9,701
Common stock to be issued	14
Stock subscription	6,750
Additional paid-in capital	78,562,994
Accumulated deficit	(79,774,138)

Total stockholders' equity	(1,194,300)

Total liabilities and stockholders' equity	$18,321,737

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Net sales	$8,737,320	$7,631,961

Cost of sales	7,689,952	6,594,524

Gross profit	1,047,368	1,037,437

Selling, general and administrative expenses	894,026	975,237

Operating income	153,342	62,200

Other income (expense)

Interest income	3,216	16,325
Interest expense	(325,072)	(349,186)
Financing costs	(587,825)	(975,646)

Total other income (expense)	(909,681)	(1,308,507)

Loss before income taxes	(756,339)	(1,246,307)

Provision for income taxes	10,000	-

Net loss	(766,339)	(1,246,307)

Preferred dividend	3,000	3,000

Net loss attributable to common shareholders	$(769,339)	$(1,249,307)

Loss per share, basic and diluted	$(0.05)	$(0.11)

Loss per share attributable to common
shareholders, basic and diluted	$(0.05)	$(0.11)

Weighted average shares outstanding	16,399,835	11,330,766

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE QUARTERS ENDED
OCTOBER 31, 2007
(UNAUDITED)

							Common Stock
	Preferred Stock Series A		Preferred Stock Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)
Preferred dividend											(3,000)	(3,000)
Net loss											(766,339)	(766,339)
Balance, October 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,774,138)	$(1,194,300)

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(766,339)	$(1,246,307)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	46,580	41,364
Amortization of discount	587,825	975,646
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	26,782	(1,491,555)
Restricted cash	-	280,000
Inventory	656,459	(603,529)
Costs and earnings in excess of billings	(567,687)	(57,300)
Prepaid expenses	45,437	78,250
Increase (decrease) in:
Accounts payable and accrued expenses	34,420	115,119
Billings in excess of costs	311,833	612,657
Net cash provided by (used in) operating activities	375,310	(1,295,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,347)	(12,506)

Net cash used in investing activities	(19,347)	(12,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes	(606,508)	(899,319)

Net cash used in financing activities	(606,508)	(899,319)

Net decrease in cash	(250,545)	(2,207,480)

Cash and cash equivalents, beginning of quarter	710,121	2,337,540
Cash and cash equivalents, end of quarter	$459,576	$130,060

Cash paid for:
Interest	$317,264	$388,061

The accompanying footnotes are an integral part of this unaudited condensed consolidated financial statement.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2007 and for the three month periods ended October 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2008.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

These amounts are reflected in the accompanying balance sheet as follows:

October 31, 2007
Costs and estimated earnings on
uncompleted contracts in excess of billings	$806,136
Billings on uncompleted contracts in
excess of costs and estimated earnings	(3,575,514)

$(2,769,378)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $153,312 as of October 31, 2007.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $766,339 and $1,246,307 for the quarters ended October 31, 2007 and 2006, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $7,105,027 as of October 31, 2007.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

	2007	2006

Common shares outstanding	9,714,885	10,395,766
Options shares deemed outstanding	4,685,000	935,000
Total shares outstanding for computation	14,399,885	11,330,766

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the quarter ended October 31, 2007, we incurred a net loss of $766,339. Since its inception, the Company has incurred significant operating losses totaling in excess of

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

$80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - CONCENTRATIONS

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the year ended October 31, 2007 included an aggregate of 60% from three customers and for the quarter ended October 31, 2006 included an aggregate of 52% from two customers. One supplier accounted for 18% of our purchases for the quarter ended October 31, 2007 and one supplier accounted for 15% of our purchases for the quarter ended October 31, 2007. Two customers account for 42% of our accounts receivable at October 31, 2007 and two customers account for 50% of our accounts receivable at October 31, 2006.

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At October 31, 2007, our current outstanding borrowings were:

Notes Payable to Laurus:
Secured revolving note	$6,674,742
Secured convertible term note A	1,631,250
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
Subtotal	10,805,992
Less: Discount on Debt	(1,987,103)
Net current convertible debentures and other notes payable	$8,818,889

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

As of July 31, 2007, the Company has accrued, but not paid, the $300,000 extension fee related to the March 6, 2007 extension.  Prior to December 31, 2007, we will seek to refinance our debt with Laurus. If we cannot refinance our debt in the time allowed, we will have to negotiate for additional extensions.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

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

Due to our defaults, we have obtained waivers and extension agreements from Laurus, GSSF, and GMP. The extensions and waivers waive any defaults that have occurred related to our failure to file a registration statement and failure to fully pay our obligations upon the stated maturity dates. Laurus, GMF and GSSF also agreed to waive any claims for default and damages that would have otherwise accrued through the date of the waiver agreement. Further, the extensions and waivers waived any claim for default as a result of our failure to meet the past financial reporting requirements of the security agreements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007 and 2006

(UNAUDITED)

NOTE 6 - SEGMENT INFORMATION

The Company currently operates two business segments (excluding corporate): (1) Steel Fabrication and (2) Pole Fabrication. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	2007	2006
Sales to external customers:
North Texas	$7,868,504	$6,342,972
Whitco	868,768	1,288,313
Other	48	676
Total sales to external customers:	$8,737,320	$7,631,961

Capital expenditures:
North Texas	$19,347	$12,506
Whitco	-	-
Total capital expenditures	$19,347	$12,506

Operating income (loss):
North Texas	$328,717	$183,825
Whitco	1,839	56,128
Corporate	(177,214)	(177,753)
Total operating income (loss)	$153,342	$62,200

Segment assets:
North Texas	$15,660,062	$14,200,084
Whitco	2,658,839	3,903,215
Corporate	2,836	51,983
Total segment assets	$18,321,737	$18,155,282

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Quarterly Report on Form 10-QSB may contain forward-looking statements which relate to future events or our future financial performance. In this Form 10-QSB, forward-looking statements are generally identified by the words “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” on pages 6 through 10 of the Company’s Annual Report, Form 10-KSB, filed for the year ended July 31, 2007.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial conditions and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

GENERAL OVERVIEW

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

Whitco Transaction

On April 25, 2006, we purchased certain assets of Whitco Company, LP (“Whitco”), a business conducting the sale and distribution of steel and aluminum lighting poles throughout the globe, in exchange for 3,750,000 common stock purchase warrants, valued at $1,875,000. In addition, we made cash payments totaling $465,253 to Whitco Company, LP’s creditors and incurred $70,000 in other costs related to the transaction. The Whitco assets are held in a separate subsidiary called Whitco Poles, Inc. The integration of the Whitco assets has gone well, but we have not fully realized the sales we originally projected. The cash portion of the Whitico financing has been paid and we are currently evaluating what alternative strategies we are available for realizing the full potential from the Whitco assets.

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

Comparison of the Quarter Ended October 31, 2007 to the Quarter Ended October 31, 2006

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

Revenues

Revenues for the quarter ended October 31, 2007 were approximately $7,868,000 earned by North Texas and $869,000 earned by Whitco. Revenues for the quarter ended October 31, 2006 were approximately $6,343,000 earned by North Texas and $1,288,000 earned by Whitco.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the quarter ended October 31, 2007 was approximately $6,915,000 for North Texas and resulted in a gross margin of approximately $953,000 or approximately 12.1% of revenues.  Cost of sales for the quarter ended October 31, 2007 was approximately $775,000 for Whitco and resulted in a gross margin of approximately $94,000 or approximately 10.8% of revenues. Cost of sales for the quarter ended October 31, 2006 was approximately $5,518,000 for North Texas and resulted in a gross margin of $825,000 or approximately 16% of revenues. Cost of sales for the quarter ended October 31, 2006 was approximately $1,077,000 for Whitco and resulted in a gross margin of $211,000 or 16.4% of revenues.

Selling, General and Administrative Expenses

For the quarter ended October 31, 2007, selling, general and administrative expenses totaled approximately $904,000, consisting primarily of administrative expenses and other expenses. For the quarter ended October 31, 2006, selling, general and administrative expenses were approximately $975,000 which consist primarily of administrative expenses and other expenses.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leverage transaction the Company’s interest expenses are significant.

Interest expense decreased by $24,000 for the quarter ended October 31 2007 to $325,000 when compared to the quarter ended October 31, 2006. Financing expense was $588,000 and $976,000 for the quarter ended October 31, 2007 and 2006, respectively. Included in financing expenses was non-cash amortization related to notes payable discount of $588,000 and $976,000 for the quarters ended October 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of October 31, 2007, we had $460,000 in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

The Company has utilized both its base of assets and its equity securities to finance the acquisitions of North Texas and Whitco. The North Texas acquisition transaction was highly leveraged. We have indebtedness totaling in $10,806,000 payable in the form of convertible term notes $2,500,000 of which are due and payable on December 31, 2007.

The Company’s current operations are insufficient to service its existing debt and pay the administrative expenses incurred in connection with being a public enterprise, including legal and accounting services.

We have negotiated various extensions with Laurus Master Fund, LTD, (“Laurus”) Gryphon Master Fund, LP (“GMF”), and GSSF Master Fund, LP (“GSSF”) to extend the time we have to make payments under the $2,000,000 Term B Note and the $500,000 in notes payable to GMF and GSSF, to waive prior defaults, and extend the time for the effectiveness of the SB-2 registration statement that we are required to file. The current extension we obtained on October 31, 2007 from Laurus extends the payment date for the Term B note and the effectiveness date of our registration statement to December 31, 2007. With respect to the indebtedness we owe to Gryphon and GSSF, on November 12, 2007, GMF and GSSS agreed to extend the maturity dates of their convertible term notes from September 30, 2007 to December 31, 2007.

We believe that we will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through December 31, 2007. However, if during that period or thereafter, we are not successful in generating sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

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

/s/ Thomas E. Durkin, III

President

DATE: December 21, 2007