Form 10QSB
period 2008-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2008-03-24
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of March 24, 2008 the registrant had 9,701,166 shares of common stock outstanding, 1,500 shares of Series E Stock issued and outstanding, and 376,794 shares of Series A Stock outstanding.

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

PART I. FINANCIAL INFORMATION

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2008 (UNAUDITED) and JULY 31, 2007 (AUDITED)

	January 31, 2008	July 31, 2007
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$1,200,463	$710,121
Accounts receivable, net of allowance for doubtful
accounts of $153,312	6,450,588	6,661,534
Inventory	3,899,880	5,102,386
Cost and estimated earnings in excess of billings	338,588	238,449
Prepaid expenses	13,726	110,056

Total current assets	11,903,245	12,822,546

Cash surrender value of officers' life insurance	-	101,413

Property and equipment, net	2,453,573	2,446,177

Goodwill	3,390,370	3,390,370

Total assets	$17,747,188	$18,760,506

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,974,902	$3,979,613
Accrued expenses	3,362,057	3,104,601
Billings in excess of costs and estimated earnings	3,335,250	3,263,681
Notes payable, current portion, net
of discount of $0 as of January 31, 2008 and $2,578,928 as of July 31, 2007	14,080,810	8,837,572

Total current liabilities	23,753,019	19,185,467

Total liabilities	23,753,019	19,185,467

Deficiency in Stockholders' equity:
Preferred stock, series A; 10,000,000 shares authorized;
376,974 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value;
9,701,166 shares issued and outstanding	9,701	9,701
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(84,585,669)	(79,004,799)

Total deficiency in stockholders' equity	(6,005,831)	(424,961)

Total liabilities and deficiency in stockholders' equity	$17,747,188	$18,760,506

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	Three Months ended January 31,		Six Months ended January 31,
	2008	2007	2008	2007

Net sales	$8,728,762	$8,715,054	$17,466,082	$16,347,015

Cost of sales	7,188,410	7,441,035	14,878,362	14,035,559

Gross profit	1,540,352	1,274,019	2,587,720	2,311,456

Selling, general and administrative expenses	930,509	807,911	1,824,535	1,783,148

Operating income (loss)	609,843	466,108	763,185	528,308

Other income (expense)

Interest income	2,636	(876)	5,852	15,449
Interest expense	(302,374)	(333,955)	(627,446)	(683,141)
Financing costs	(5,121,136)	(923,591)	(5,708,961)	(1,899,237)

Total other income (expense)	(5,420,874)	(1,258,422)	(6,330,555)	(2,566,929)

Loss before income taxes	(4,811,031)	(792,314)	(5,567,370)	(2,038,621)

Provision for income taxes	(2,500)	-	7,500	-

Net loss	(4,808,531)	(792,314)	(5,574,870)	(2,038,621)

Preferred dividend	3,000	3,000	6,000	$6,000

Net loss attributable to common shareholders	$(4,811,531)	$(795,314)	$(5,580,870)	$(2,044,621)

Loss per share, basic and diluted	$(0.33)	$(0.05)	$(0.39)	(0.14)

Loss per share attributable to common
shareholders, basic and diluted	$(0.33)	$(0.05)	$(0.39)	(0.14)

Weighted average shares outstanding	14,386,166	15,080,766	14,386,166	15,080,766

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED
JANUARY 31, 2008
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock		Additional
	Series A		Series E		Common Stock		To be Issued		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Preferred dividend											(6,000)	(6,000)

Net loss											(5,574,870)	(5,574,870)

Balance, January 31, 2008	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(84,585,669)	$(6,005,831)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,574,870)	$(2,038,621)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	88,610	83,354
Default fee	3,283,666
Amortization of discount	2,574,928	1,899,237
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	210,946	(254,619)
Restricted cash	-	280,000
Inventory	1,202,506	(652,570)
Costs and earnings in excess of billings	(100,139)	(74,918)
Prepaid expenses	93,643	118,966
Increase (decrease) in:
Accounts payable and accrued expenses	(753,255)	(916,899)
Billings in excess of costs	71,569	(28,143)

Net cash provided by (used in) operating activities	1,097,604	(1,584,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from cancellation of life insurance's cash surrender	104,100	-
Purchases of property and equipment	(96,006)	(12,506)

Net cash provided by (used in) investing activities	8,094	(12,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds on revolving line of credit	(334,106)	8,372
Payments on notes	(281,250)	(187,500)

Net cash used in financing activities	(615,356)	(179,128)

Net increase (decrease) in cash	490,342	(1,775,847)

Cash and cash equivalents, beginning of quarter	710,121	2,337,540

Cash and cash equivalents, end of quarter	$1,200,463	$561,693

Cash paid for:
Interest	$611,777	$719,200

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2008 and for the three month and six month periods ended January 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months and six months ended January 31, 2008 and, 2007 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2008.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

These amounts are reflected in the accompanying balance sheet as follows:

	January 31, 2008
Costs and estimated earnings on
uncompleted contracts in excess of billings		$338,588
Billings on uncompleted contracts in
excess of costs and estimated earnings		(3,335,250)

	$	(2,996,662)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $153,312 as of January 31, 2008.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $5,574,870 and $2,038,621 for the six months ended January 31, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $11,849,774 as of January 31, 2008.

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

January 31, 2008 and 2007

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

	Three months ended		Six months ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Common shares outstanding	9,701,166	10,395,766	9,701,166	10,395,766
Options shares deemed outstanding	4,685,000	4,685,000	4,685,000	4,685,000

Total shares outstanding for computation	14,386,166	15,080,766	14,386,166	15,080,766

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

We use SFAS No. 128, Earnings Per Share for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 19,879,996 common share equivalents at January 31, 2008 and January 31, 2007. For the years ended January 31, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

January 31, 2008 and 2007

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the three months and six months ended January 31, 2008, we incurred a net loss of $4,808,531 and $5,574,870. Since its inception, the Company has incurred significant operating losses totaling in excess of $85 million. In addition, we also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At January 31, 2008, our current outstanding borrowings were:

Notes Payable to Laurus:
Secured revolving note	$7,000,000
Secured convertible term note A	1,350,000
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
Subtotal	10,850,000
Plus: Default fees and accrued interest	3,230,810
Net current convertible debentures and other notes payable	$14,080,810

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE (CONT’D)

TRIGGERING EVENTS THAT ACCELERATE OR INCREASE A DIRECT FINANCIAL OBLIGATION

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Secured Convertible Term B Note in the amount of $2,000,000, we received notification on January 31, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,134,033 in Default Fees). We did not make such payments, and, accordingly, Laurus may take all steps it deems necessary to protect Laurus' interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

In connection with our financing with Laurus, we executed a pledge agreement in favor of Laurus granting them a first priority security interest in the common stock of each of our subsidiaries. We also executed a security agreement that granted Laurus a first priority security interest in all the respective goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, intellectual property owned by us and each of our subsidiaries. The security agreement and stock pledge agreement state that if an "event of default" occurs under any agreement with Laurus, it has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy its obligations under these agreements. As a consequence of our default, Laurus has the right to pursue any of the remedies set forth in the pledge and security agreements. Likewise, GMF and GSSF have similar remedies available to them.

Prior to the receipt of notice of default, and continuing through the date of this filing, we have been in ongoing negotiations with Laurus concerning our obligations to them. Since the receipt of the term sheet the parties have been conducting due diligence with respect to the proposed transaction.

We now believe that due diligence is substantially complete and that that we will soon execute definitive agreements related to the transaction. Drafts of these documents prepared by Laurus’ counsel have been distributed to us and the terms of the transaction provide that (a) the Company will cause its subsidiary, Omaha Holdings, Inc., to transfer all of its stock in its operating subsidiaries (North Texas and Whitco) to Laurus’ assignee and, as a result of such transfer, the Company will no longer own any operating assets, and (b), in exchange for such transfer, Laurus will forgive all outstanding debt obligations and reduce the amount of options and warrants it owns so that Laurus would hold no more than twenty five percent (25%) of the fully diluted shares of the Company.

In addition, we have requested, that funds be set aside from the transaction for payment of the GSF and GSSF debt on a compromised basis, payment of professionals fees for this transaction and the creation of a reserve for such reasonable fees after the closing of any such transaction and transition agreements to ensure that the Company’s financial records, personnel, and professional advisers are available as may be needed to continue to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 for a reasonable period after closing.

We believe that this transaction, if completed, will have a positive effect on the Company because it will release the Company of debt obligations that our capital resources have not been able to service therefore allowing the Company to pursue other lines of business. At the same time, the transactions would allow the Company to avoid prolonged legal proceedings and liquidation in bankruptcy.

We anticipate that the final documentation, when signed, will substantially conform to the terms described above. However, while we are optimistic that such documents will be executed in the next several days, there can be no assurances that this will occur.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE (CONT’D)

Since the receipt of the term sheet the parties have been conducting due diligence with respect to the proposed transaction.

We now believe that due diligence is substantially complete and that that we will soon execute definitive agreements related to the transaction. Drafts of these documents prepared by Laurus’ counsel have been distributed to us and the terms of the transaction provide that (a) the Company will cause its subsidiary, Omaha Holdings, Inc., to transfer all of its stock in its operating subsidiaries (North Texas and Whitco) to Laurus’ assignee and, as a result of such transfer, the Company will no longer own any operating assets, and (b), in exchange for such transfer, Laurus will forgive all outstanding debt obligations and reduce the amount of options and warrants it owns so that Laurus would hold no more than twenty five percent (25%) of the fully diluted shares of the Company.

In addition, we have requested that funds be reserved out of the transaction for (a) payment of the GSF and GSSF debt on a compromised basis, payment of professionals fees for this transaction and the creation of a reserve for such fees after the closing of any such transaction and (c) transition agreements to ensure that the Company’s financial records, personnel, and professional advisers are available as may be needed to continue to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 for a reasonable period after closing.

We believe that this transaction, if completed, will have a positive effect on the Company because it will release the Company of debt obligations that our capital resources have not been able to service therefore allowing the Company to pursue other lines of business. At the same time, the transactions would allow the Company to avoid prolonged legal proceedings and liquidation in bankruptcy.

We anticipate that the final documentation, when signed, will substantially conform to the terms described above. However, while we are optimistic that such documents will be executed in the next several days, there can be no assurances that this will occur.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the six months ended January 31, 2008 included an aggregate of 40% from two customers and for the six months ended January 31, 2007 included an aggregate of 57% from one customer. One supplier accounted for 25% of our purchases for the six months ended January 31, 2008. Three customers account for 44% of our accounts receivable at January 31, 2008 and one customer accounts for 62% of our accounts receivable at January 31, 2007.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2007

(UNAUDITED)

NOTE 6 - SEGMENT INFORMATION

The Company currently operates two business segments (excluding corporate): (1) Steel Fabrication and (2) Pole Fabrication. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007
Sales to external customers:
North Texas	$16,082,368	$14,098,118
Whitco	1,383,666	2,247,241
Other	48	1,656
Total sales to external customers:	$17,466,082	$16,347,015

Capital expenditures:
North Texas	$96,006	$12,506
Whitco	-	-
Total capital expenditures	$96,006	$12,506

Operating income (loss):
North Texas	$1,177,871	$796,196
Whitco	(14,470)	8,376
Corporate	(400,216)	(276,264)
Total operating income (loss)	$763,185	$528,308

	January 31, 2008	January 31, 2007
Segment assets:
North Texas	$15,196,840	$13,287,352
Whitco	2,543,396	4,025,547
Corporate	6,952	21,033
Total segment assets	$17,747,188	$17,333,932

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

Comparison of the Quarter Ended January 31, 2007 to the Quarter Ended January 31, 2008.

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

Revenues

Revenues for the quarter ended January 31, 2008 were approximately $8,213,864 earned by North Texas and $514,898 earned by Whitco. Revenues for the quarter ended January 31, 2007 were approximately $7,755,146 earned by North Texas and $958,928 earned by Whitco.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the quarter ended January 31, 2008 was approximately $6,713,698 for North Texas and resulted in a gross margin of approximately $1,500,166 or approximately 18.3% of revenues.  Cost of sales for the quarter ended January 31, 2008 was approximately $474,712 for Whitco and resulted in a gross margin of approximately $40,186 or approximately 7.8% of revenues. Cost of sales for the quarter ended January 31, 2007 was approximately $6,545,595 for North Texas and resulted in a gross margin of $1,209,551 or approximately 15.6% of revenues. Cost of sales for the quarter ended January 31, 2007 was approximately $895,440 for Whitco and resulted in a gross margin of $63,488 or 6.6% of revenues.

Selling, General and Administrative Expenses

For the quarter ended January 31, 2008, selling, general and administrative expenses totaled approximately $930,509, consisting primarily of administrative expenses and other expenses. For the quarter ended January 31, 2007, selling, general and administrative expenses were approximately $807,911 which consist primarily of administrative expenses and other expenses.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leveraged transaction the Company’s interest expenses are significant.

Interest expense was $302,374 for the quarter ended January 31, 2008, staying the same as interest expense for the quarter ending January 31, 2008. Financing expense was $5,121,136 and $923,591 for the quarter ended January 31, 2008 and 2007, respectively. Included in financing expenses was the default expenses due to Laurus.

Liquidity and Capital Resources

As of January 31, 2008, we had $1,200,463 in cash and equivalents. While in prior periods, we have had sufficient cash on hand to meet our obligations, as a result of the recapitalization, we may not have funds to meet our future working capital and financing needs. As a result, additional financing will be required in order to meet our current and projected cash flow deficits from operations and development. Although we are seeking financing to support our working capital needs, we have no commitments or assurances that it will be successful in raising the funds required.

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

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Securied Convertible Term B Note in the amount of $2,000,000, we received notification on January 31, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,134,033 in Default Fees). We did not make such payments, and, accordingly, Laurus (as well as Gryphon Master Fund, LTD ("GMF"), and GSSF Master Fund, LP ("GSSF")) may take all steps it deems necessary to protect their interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

In connection with our financing with Laurus, we executed a pledge agreement in favor of Laurus granting them a first priority security interest in the common stock of each of our subsidiaries. We also executed a security agreement that granted Laurus a first priority security interest in all the respective goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, intellectual property owned by us and each of our subsidiaries. The security agreement and stock pledge agreement state that if an "event of default" occurs under any agreement with Laurus, it has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy its obligations under these agreements. As a consequence of our default, Laurus has the right to pursue any of the remedies set forth in the pledge and security agreements. Likewise, GMF and GSSF have similar remedies available to them.

Prior to the receipt of notice of default, and continuing through the date of this filing, we have been in ongoing negotiations with Laurus, GSF and GSSF concerning our obligations to them. With respect to Laurus negotiations have resulted our receipt of nonbinding term sheets from Laurus outlining a transaction which would result in the satisfaction of our obligations to Laurus. Since the receipt of the term sheet the parties have been conducting due diligence with respect to the proposed transaction.

We now believe that due diligence is substantially complete and that that we will soon execute definitive agreements related to the transaction. Drafts of these documents prepared by Laurus’ counsel have been distributed to us and the terms of the transaction provide that (a) the Company will cause its subsidiary, Omaha Holdings, Inc., to transfer all of its stock in its operating subsidiaries (North Texas and Whitco) to Laurus’ assignee and, as a result of such transfer, the Company will no longer own any operating assets, and (b), in exchange for such transfer, Laurus will forgive all outstanding debt obligations and reduce the amount of options and warrants it owns so that Laurus would hold no more than twenty five percent (25%) of the fully diluted shares of the Company.

In addition, we have requested, that funds be set aside from the transaction for payment of the GSF and GSSF debt on a compromised basis, payment of professionals fees for this transaction and the creation of a reserve for such reasonable fees after the closing of any such transaction and transition agreements to ensure that the Company’s financial records, personnel, and professional advisers are available as may be needed to continue to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 for a reasonable period after closing.

We believe that this transaction, if completed, will have a positive effect on the Company because it will release the Company of debt obligations that our capital resources have not been able to service therefore allowing the Company to pursue other lines of business. At the same time, the transactions would allow the Company to avoid prolonged legal proceedings and liquidation in bankruptcy.

We anticipate that the final documentation, when signed, will substantially conform to the terms described above. However, while we are optimistic that such documents will be executed in the next several days, there can be no assurances that this will occur.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our president (Principal Executive and Financial Officer) evaluated our disclosure controls and procedures. Based upon this evaluation, our president (Principal Executive and Financial Officer) concluded that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply its judgment in evaluating the cost benefit relationship of possible changes in our disclosure controls and procedures.

Changes in Internal Controls.

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

See defaults as to Laurus, GMF and GSSF noted in our last 8-K filing and in Part I, Sect. 2 (Liquidity and Capital Resources).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See Part I, Sect. 2 (Liquidity and Capital Resources) concerning pending sale to Laurus.

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

AMERICAN TECHNOLOGIES GROUP, INC.

/s/ Thomas E. Durkin, III
President (Principal Executive and Financial Officer)

DATE: March 24, 2008