Form 10QSB
period 2008-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2008-06-23
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of June 19, 2008 the registrant had 9,883,406 shares of common stock outstanding, 1,500 shares of Series E Preferred Stock outstanding, and 376,794 shares of Series A Preferred Stock outstanding.

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

PART I. FINANCIAL INFORMATION
AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2008 (UNAUDITED) and JULY 31, 2007 (AUDITED)

	April 30, 2008	July 31, 2007
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$1,529,374	$710,121
Accounts receivable, net of allowance for doubtful
accounts of $153,312	6,127,311	6,661,534
Inventory	3,732,499	5,102,386
Cost and estimated earnings in excess of billings	41,079	238,449
Prepaid expenses	-	110,056

Total current assets	11,430,263	12,822,546

Cash surrender value of officers' life insurance	-	101,413

Property and equipment, net	2,412,641	2,446,177

Goodwill	3,390,370	3,390,370

Total assets	$17,233,274	$18,760,506

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,508,946	$3,979,613
Accrued expenses	3,798,865	3,104,601
Billings in excess of costs and estimated earnings	3,054,817	3,263,681
Notes payable, current portion, net
of discount of $0 as of April 30, 2008 and $2,578,928 as of July 31, 2007	13,799,560	8,837,572

Total current liabilities	23,162,188	19,185,467

Total liabilities	23,162,188	19,185,467

Deficiency in Stockholders' equity:
Preferred stock, series A; 10,000,000 shares authorized;
376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value;
9,883,406 and 9,701,166 shares issued and outstanding, respectively.	9,883	9,701
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(84,508,934)	(79,004,799)

Total deficiency in stockholders' equity	(5,928,914)	(424,961)

Total liabilities and deficiency in stockholders' equity	$17,233,274	$18,760,506

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	Three Months ended April 30,		Nine Months ended April 30,
	2008	2007	2008	2007

Net sales	$7,287,402	$8,792,899	$24,753,484	$25,139,914

Cost of sales	5,892,244	7,833,010	20,770,606	21,868,569

Gross profit	1,395,158	959,889	3,982,878	3,271,345

Selling, general and administrative expenses	1,039,972	919,852	2,864,507	2,703,000

Operating income	355,186	40,037	1,118,371	568,345

Other income (expense)

Interest income	1,736	1,515	7,588	16,964
Interest expense	(270,787)	(349,225)	(898,233)	(1,032,366)
Financing costs	-	(1,003,693)	(5,708,961)	(2,902,930)

Total other income (expense)	(269,051)	(1,351,403)	(6,599,606)	(3,918,332)

Income (loss) before income taxes	86,135	(1,311,366)	(5,481,235)	(3,349,987)

Provision for income taxes	6,400	-	13,900	-

Net income (loss)	79,735	(1,311,366)	(5,495,135)	(3,349,987)

Preferred dividend	3,000	3,000	9,000	$9,000

Net income (loss) attributable to common shareholders	$76,735	$(1,314,366)	$(5,504,135)	$(3,358,987)

Income (loss) per share, basic and diluted	$0.01	$(0.09)	$(0.38)	(0.22)

Income (loss) per share attributable to common
shareholders, basic and diluted	$0.01	$(0.09)	$(0.38)	(0.22)

Weighted average shares outstanding	14,386,166	15,067,047	14,386,166	15,067,047

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED
APRIL 30, 2008
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock		Additional
	Series A		Series E		Common Stock		To be Issued		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Options					182,240	182						182

Preferred dividend											(9,000)	(9,000)

Net loss											(5,495,135)	(5,495,135)

Balance, April 30, 2008	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(84,508,934)	$(5,928,914)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,495,135)	$(3,349,987)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	129,740	125,343
Default fee	3,283,666	-
Amortization of discount	2,574,928	2,602,930
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	534,223	(1,552,406)
Restricted cash	-	280,000
Inventory	1,369,887	(1,224,725)
Costs and earnings in excess of billings	197,370	(648,446)
Prepaid expenses	107,369	118,966
Increase (decrease) in:
Accounts payable and accrued expenses	(785,403)	875,108
Billings in excess of costs	(208,864)	1,397,850

Net cash provided by (used in) operating activities	1,707,781	(1,375,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from cancellation of life insurance's cash surrender	104,100	-
Purchases of property and equipment	(96,204)	(16,726)

Net cash provided by (used in) investing activities	7,896	(16,726)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) proceeds on revolving line of credit	(615,356)	-
Proceeds from Exercise of Stock Options	182
Payments on notes	(281,250)	(375,000)

Net cash used in financing activities	(896,424)	(375,000)

Net increase (decrease) in cash	819,253	(1,767,093)

Cash and cash equivalents, beginning of period	710,121	2,337,540

Cash and cash equivalents, end of period	$1,529,374	$570,447

Cash paid for:
Interest	$879,959	$1,025,672

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

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

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No.141, “Business Combinations.” The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2008 and for the three month and nine month periods ended April 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2008.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

(UNAUDITED)

These amounts are reflected in the accompanying balance sheet as follows:

	April 30, 2008
Costs and estimated earnings on
uncompleted contracts in excess of billings		$41,079
Billings on uncompleted contracts in
excess of costs and estimated earnings		(3,054,817)

	$	(3,013,738)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $153,312 as of April 30, 2008.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $5,495,135 and $3,349,987 for the nine months ended April 30, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $11,731,925 as of April 30, 2008.

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

April 30, 2008 and 2007

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered as they would be anti-dilutive and had no impact on loss per share for any periods presented. The number of shares outstanding in the computation of income (loss) per share is comprised of the following:

	Three months ended		Nine months ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Common shares outstanding	9,883,406	10,382,047	9,883,406	10,382,047
Options shares deemed outstanding	4,502,760	4,685,000	4,502,760	4,685,000

Total shares outstanding for computation	14,386,166	15,067,047	14,386,166	15,067,047

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

(UNAUDITED)

We use SFAS No. 128, Earnings Per Share for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,697,876 and 19,879,996 common share equivalents at April 30, 2008 and 2007, respectively. For the nine months ended April 30, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net income (loss) per share.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current period.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the nine months ended April 30, 2008, we incurred a net loss of $5,495,135. Since its inception, the Company has incurred significant operating losses totaling in excess of $84 million. In addition, we also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

As a result of our default and ongoing losses, our Board and management has determined that it is advisable and in the best interests of the Company and its stockholders to sell all or substantially all of the assets of Omaha Holdings Corp., a wholly owned subsidiary of Company to a subsidiary of Laurus Master Fund, which assets consist primarily of the issued and outstanding stock of two wholly owned subsidiaries of Omaha Holdings Corp. (“Sale”). Thus, on April 4, 2008, the Board approved the Sale by majority vote and resolved to refer the matter to our stockholders for their approval.

The purpose of the Sale is to eliminate in excess of $13.5 principal amount of indebtedness and accrued and unpaid interest thereon owed by us to Laurus Master Fund, as well as over $800,000 of indebtedness due to Gryphon Fund for a total value of indebtedness of approximately $14.3 million as of June 1, 2008. We have not generated adequate revenues with which to service such debt and we have no realistic independent ability to do so. Absent the Sale, we would have faced a foreclosure proceeding which would have put a further strain on our otherwise very limited available financial resources.

We are in the process of taking the actions required to hold a special meeting of shareholders to approve the Sale. If the stockholders approve the Sale, it is anticipated that the Sale will be effected as soon as practicable after the Special Meeting. If the stockholders do not approve the Sale, then the Sale will not be effected.

After the Sale the Company will be without any operating assets. It is anticipated that the Company will retain approximately $200,000 cash to be used to continue as a public entity while it seeks other business opportunities.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At April 30, 2008, our current outstanding borrowings were:

Notes Payable to Laurus:
Secured revolving note	$7,000,000
Secured convertible term note A	1,068,750
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
Subtotal	10,568,750
Plus: Default fees and accrued interest	3,230,810
Net current convertible debentures and other notes payable	$13,799,560

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

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

As a result of our default and ongoing losses, our Board and management has determined that it is advisable and in the best interests of the Company and its stockholders to sell all or substantially all of the assets of Omaha Holdings Corp., a wholly owned subsidiary of Company to a subsidiary of Laurus Master Fund, which assets consist primarily of the issued and outstanding stock of two wholly owned subsidiaries of Omaha Holdings Corp. (“Sale”). Thus, on April 4, 2008, the Board approved the Sale by majority vote and resolved to refer the matter to our stockholders for their approval.

The purpose of the Sale is to eliminate in excess of $13.5 principal amount of indebtedness and accrued and unpaid interest thereon owed by us to Laurus Master Fund, as well as over $800,000 of indebtedness due to Gryphon Fund for a total value of indebtedness of approximately $14.3 million as of June 1, 2008. We have not generated adequate revenues with which to service such debt and we have no realistic independent ability to do so. Absent the Sale, we would have faced a foreclosure proceeding which would have put a further strain on our otherwise very limited available financial resources.

We are in the process of taking the actions required to hold a special meeting of shareholders to approve the Sale. If the stockholders approve the Sale, it is anticipated that the Sale will be effected as soon as practicable after the Special Meeting. If the stockholders do not approve the Sale, then the Sale will not be effected.

After the Sale the Company will be without any operating assets. It is anticipated that the Company will retain approximately $200,000 cash to be used to continue as a public entity while it seeks other business opportunities.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the nine months ended April 30, 2008 included an aggregate of 49 % from three customers and for the nine months ended April 30, 2007 included an aggregate of 53% from one customer. One supplier accounted for 24% of our purchases for the nine months ended April 30, 2008. Two customers account for 22% of our accounts receivable at April 30, 2008 and one customer accounts for 22% of our accounts receivable at April 30, 2007.

NOTE 6 - SEGMENT INFORMATION

The Company currently operates two business segments (excluding corporate): (1) Steel Fabrication and (2) Pole Fabrication. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes operating results by reportable segment for the respective nine month periods:

	2008	2007
Sales to external customers:
North Texas	$22,365,099	$22,389,540
Whitco	2,388,248	2,748,456
Other	137	1,918
Total sales to external customers:	$24,753,484	$25,139,914

Capital expenditures:
North Texas	$96,204	$16,726
Whitco	-	-
Total capital expenditures	$96,204	$16,726

Operating income (loss):
North Texas	$1,847,788	$1,294,480
Whitco	33,894	(212,853)
Corporate	(763,311)	(513,282)
Total operating income (loss)	$1,118,371	$568,345

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

Past North Texas projects include The American Airlines Center, DFW Airport Expansion, Dallas Convention Center Expansion, the sky boxes (suites) in the Texas Stadium, the bridges over the 1-35/1-20 Interchange in Fort Worth, Texas and the People Mover at DFW Airport. Recently completed projects include the Dallas Market Center Expansion, Advanced Micro Devices Office Complex, LCRA Redbud Center, Almetris Duren Residence Hall / University of Texas, Samsung C.U.B., Brewer High School/WSISD. Current projects include Trinity Terrace Expansion , Omni Hotel , Ft Worth, Red Oak Ranch, TCU Stadium Expansion, Alamo Community College Lakeside Campus, WSISD Stadium, JW Marriott, San Antonio, Hall D2 Office Building, .80 Rehab, Kansas City, and Holcim Cement.

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

Comparison of the Quarter Ended April 30, 2008 to the Quarter Ended April 30, 2007.

Results of Operations

Revenues

Revenues for the quarter ended April 30, 2008 were approximately $6,282,731 earned by North Texas and $1,004,582 earned by Whitco. Revenues for the quarter ended April 30, 2007 were approximately $8,291,422 earned by North Texas and $501,215 earned by Whitco.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the quarter ended April 30, 2008 was approximately $5,121,453 or 81.5% of revenue as compared to $7,202,584 or 86.9% of revenue for the same period last year for North Texas.  The improved North Texas margin was primarily attributable to a favorable mix of higher value added contracts. Cost of sales for the quarter ended April 30, 2008 was approximately $872,584 or 86.9% of revenue as compared to $630,427 or 125.8% of revenue for the same period last year for Whitco.  The improved Whitco margin was primarily attributable to the elimination of operating inefficiencies in the prior period.

Selling, General and Administrative Expenses

For the quarter ended April 30, 2008, selling, general and administrative expenses totaled approximately $ 1,039,972 or 14.3% of revenue as compared to $919,852 or 10.5% in the same period last year. The increased expense was primarily related to administrative and professional fees associated with the efforts to resolve the Company’s liquidity problem.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leveraged transaction the Company’s interest expenses are significant.

Interest expense was $270,787 for the quarter ended April 30, 2008, as compared to $349,225 for the quarter ending April 30, 2007. Financing expense was $1,003,693 during the quarter ended April 30, 2007, related to default expenses due to Laurus. No financing expenses were incurred during the quarter ended April 30, 2008 as the prepaid financing costs have been fully amortized.

Comparison of the Nine Months Ended April 30, 2008 to the Nine Months Ended April 30, 2007.

Revenues

Revenues for the nine months ended April 30, 2008 were approximately $22,365,099 earned by North Texas and $2,388,248 earned by Whitco. Revenues for the nine months ended April 30, 2007 were approximately $22,389,540 earned by North Texas and $2,748,456 earned by Whitco.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the nine months ended April 30, 2008 was approximately $18,750,483 or 83.8% of revenue as compared to $19,274,137 or 86.1% of revenue for the same period last year for North Texas.  The improved North Texas margin was primarily attributable to a favorable mix of higher value added contracts. Cost of sales for the nine months ended April 30, 2008 was approximately $2,121,916 or 88.8% of revenue as compared to $2,594,432 or 94.4% of revenue for the same period last year for Whitco. The improved Whitco margin was primarily attributable to the elimination of operating inefficiencies in the prior period.

Selling, General and Administrative Expenses

For the nine months ended April 30, 2008, selling, general and administrative expenses totaled approximately $2,864,507 or 11.6% of revenue. As compared to $ 2,703,000 or 10.8% of revenue for the same period last year. The increased expense was primarily related to administrative and professional fees associated with the efforts to resolve the Company’s liquidity problem.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leveraged transaction the Company’s interest expenses are significant.

Interest expense was $898,233 for the nine months ended April 30, 2008, as compared to $1,032,366 for the nine months ending April 30, 2007. Financing expense was $5,708,961 and $2,902,930 for the nine months ended April 30, 2008 and 2007, respectively. Included in financing expenses was the default expenses due to Laurus.

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

As a result of our default and ongoing losses, our Board and management has determined that it is advisable and in the best interests of the Company and its stockholders to sell all or substantially all of the assets of Omaha Holdings Corp., a wholly owned subsidiary of Company to a subsidiary of Laurus Master Fund, which assets consist primarily of the issued and outstanding stock of two wholly owned subsidiaries of Omaha Holdings Corp. (“Sale”). Thus, on April 4, 2008, the Board approved the Sale by majority vote and resolved to refer the matter to our stockholders for their approval.

The purpose of the Sale is to eliminate in excess of $13.5 principal amount of indebtedness and accrued and unpaid interest thereon owed by us to Laurus Master Fund, as well as over $800,000 of indebtedness due to Gryphon Fund for a total value of indebtedness of approximately $14.3 million as of June 1, 2008. We have not generated adequate revenues with which to service such debt and we have no realistic independent ability to do so. Absent the Sale, we would have faced a foreclosure proceeding which would have put a further strain on our otherwise very limited available financial resources.

We are in the process of taking the actions required to hold a special meeting of shareholders to approve the Sale. If the stockholders approve the Sale, it is anticipated that the Sale will be effected as soon as practicable after the Special Meeting. If the stockholders do not approve the Sale, then the Sale will not be effected.

After the Sale the Company will be without any operating assets. It is anticipated that the Company will retain approximately $200,000 cash to be used to continue as a public entity while it seeks other business opportunities.

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

As of April 30, 2008, we had $1,529,374 in cash and equivalents.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 will have a material impact on its financial position, operations or cash flows.

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

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 “Business Combinations”. This Statement is intended to improve the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosure in the Consolidated Financial Statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Secion 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

DATE: June 23, 2008