Form 10-K
period 2008-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2008-11-13
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.
(Exact name of registrant in its charter)

Nevada	95-4307525
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

412 W Bolt St.
Ft. Worth, TX 76113
(Address of principal executive offices) (zip code)

Registrant's telephone number: (817) 927-5333

Securities registered under Section 12(b) of the Act:

Title of each class Name of exchange on which registered
None

Securities registered under Section 12(g) of the Act:

COMMON STOCK
(Title of Class)

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports to Section 13 or 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒
(Do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

As of November 10, 2008 the registrant had 9,883,406 shares of common stock outstanding 1,500 shares of Series E Preferred Stock outstanding, and 376,794 shares of Series A Preferred Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $63,000 computed by reference to the average of the low bid and high ask prices on November 10, 2008.

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

Item 1. Business

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

RECENT DEVELOPMENT – SUBSTANTIAL SALE OF ALL ASSETS

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt. As a result of the transaction, the Company is without operating assets.

Overview

THE DISCUSSION BELOW REFLECTS THE FACT THAT THE COMPANY OWNED 100% OF OMAHA HOLDINGS INCLUDING THE OPERATING ASSETS OF, NORTH TEXAS AND WHITCO AT JULY 31, 2008, BUT SHOULD BE READ WITH CAUTION AS THE COMPANY NO LONGER OWNS ANY INTEREST IN THE OPERATING BUSINESSES OF NORTH TEXAS OR WHITCO.

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

Past North Texas projects include The American Airlines Center, DFW Airport Expansion, Dallas Convention Center Expansion, the sky boxes (suites) in the Texas Stadium, the bridges over the 1-35/1-20 Interchange in Fort Worth, Texas and the People Mover at DFW Airport. Recently completed projects include the Dallas Market Center Expansion, Advanced Micro Devices Office Complex, LCRA Redbud Center, Almetris Duren Residence Hall / University of Texas, Samsung C.U.B., Brewer High School/WSISD. Current projects include LockheedMartin STOVL, Trinity Terrace Expansion , Omni Hotel , Ft Worth, Red Oak Ranch, TCU Stadium Expansion, Alamo Community College Lakeside Campus, WSISD Stadium, JW Marriott, San Antonio, Hall D2 Office Building, BNSF Bridge, .80 Rehab, Kansas City, Holcim Cement, and Bexar & Wise County TxDOT Bridges.

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

Employees

As of July 31, 2008, there were approximately 130 full-time employees of which 26 are salaried, 3 are hourly draftsmen, and 101 are hourly shop personnel. Our employees are not represented by a union. Employment has ranged from approximately 90 to 130 during the past decade.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all other information contained in this Annual Report and definitive proxy of September 16, 2008 before making investment decisions with respect to our common stock.

We have a history of operating losses and we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital.

We have reported net losses for the years ended July 31, 2008 and 2007 of $5,476,246 and $3,867,261, respectively.

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt. As a result of the transaction, the Company is without operating assets.

Following consummation of the sale of substantially all of the assets, the Company was left without an operating business. It is uncertain as to whether the Company will be able to initiate an alternative business plan and if it were to do so, whether it could attract sufficient capital and personnel to run the new business. As a “shell company”, the Company’s shareholders will not be able to avail themselves of shortened time periods for removal of restrictive legends from stock certificates under Rule 144. There may be other limitations imposed on the Company and its shareholders due to its status as a “shell company”.

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

We may be unable to register for resale all of the common stock issuable upon the exercise of the Warrants, in which case a stockholder will need to rely on an exemption from the registration requirements in order to sell such shares.

We are obligated to file a “resale” registration statement with the SEC that covers all of the common stock issuable upon the exercise of the warrants we issued. Nevertheless, it is possible that the SEC may not permit us to register all of such shares of common stock for resale. In certain circumstances, the SEC may take the view that the private placement requires us to register the issuance of the securities as a primary offering. Without sufficient disclosure of this risk, rescission of the private placement could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse affect to us. To date, the SEC has not made any formal statements or proposed or adopted any new rules or regulations regarding Rule 415 promulgated under the Securities Act of 1933, as amended, as such rule applies to resale registration statements. However, investors should be aware of the risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations adopted subsequent to the date of this Report, could have on the manner in which the common stock may be registered or our ability to register the common stock for resale at all. If we are unable to register some or all of the common stock, such shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144, that permits the resale of securities following twelve months after the issuance of such securities, subject to manner of sale and public information requirements and certain volume limitations.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock, "ATGR.OB," trades in the over-the-counter bulletin board. The actual prices have been adjusted to reflect our reverse stock split.

PERIOD	HIGH BID	LOW BID

August 1, 2006 - October 31, 2006	$1.01	$.45

November 1, 2006 - January 31, 2007	$.70	$.26

February 1, 2007 - April 30, 2007	$.29	$.18

May 1, 2007 - July 31, 2007	$.28	$.18

August 1, 2007 - October 31, 2007	$.18	$.03

November 1, 2007 - January 31, 2008	$.04	$.01

February 1, 2008 - April 30, 2008	$.02	$.01

May 1, 2008 - July 31, 2008	$.01	$.01

Holders

As of November 10, 2008, there were approximately 1,183 holders of record holding a total of 9,883,406 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of November 10, 2008, 376,794 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of November 10, 2008, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 10, 2008, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 10, 2008, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 10, 2008, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 10, 2008, there is no Series F Stock issued and outstanding.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended July 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

GENERAL OVERVIEW

From February 2002 through its acquisition of North Texas in September 2005, the Company largely had ceased its historical operations and incurred nominal operating expenses, primarily related to the maintenance of its corporate existence.

THE DISCUSSION BELOW REFLECTS THE FACT THAT THE COMPANY OWNED 100% OF OMAHA HOLDINGS INCLUDING THE OPERATING ASSETS OF, NORTH TEXAS AND WHITCO AT JULY 31, 2008, BUT SHOULD BE READ WITH CAUTION AS THE COMPANY NO LONGER OWNS ANY INTEREST IN THE OPERATING BUSINESSES OF NORTH TEXAS OR WHITCO.

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt. As a result of the transaction, the Company is without operating assets.

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

Allowance For Doubtful Accounts

We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Comparison of the Year Ended July 31, 2008 to the Year Ended July 31, 2007

Revenues

Revenues for the year ended July 31, 2008 were approximately $31,329,645 earned by North Texas and $3,150,695 earned by Whitco. Revenues for the year ended July 31, 2007 were approximately $28,864,548 earned by North Texas and $3,464,520 earned by Whitco. The increase in earned revenue for North Texas Steel of $2,465,097, or 8.5%, versus 2007, was attributable to an increase in completed contracts. The decrease in Whitco revenues of $313,825, or 9.1%, was due to a change in marketing strategy, which should benefit future periods.

Cost of Sales

Our cost of sales predominantly consists of labor, raw materials, outsourcing costs and absorbed indirect manufacturing costs.

Cost of sales for the year ended July 31, 2008 was approximately $26,627,126 for North Texas and resulted in a gross margin of approximately $4,702,519 or approximately 15% of revenues.  Cost of sales for the year ended July 31, 2008 was approximately $2,985,912 for Whitco and resulted in a gross margin of approximately $164,783 or approximately 5% of revenues.  Cost of sales for the year ended July 31, 2007 was approximately $24,559,018 for North Texas and resulted in a gross margin of approximately $4,305,530 or approximately 15% of revenues.  Cost of sales for the year ended July 31, 2007 was approximately $3,193,508 for Whitco and resulted in a gross margin of approximately $272,988 or approximately 8% of revenues.

Selling, General and Administrative Expenses

For the year ended July 31, 2008, selling, general and administrative expenses totaled approximately $3,834,945, consisting primarily of administrative expenses and other expenses. For the year ended July 31, 2007, selling, general and administrative expenses totaled approximately $3,552,541, consisting primarily of administrative expenses and other expenses. The $282,404 increase, or 7.9%, from 2007 is primarily due to professional fees related to the restructuring.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leverage transaction, the Company’s interest expenses are significant.

Interest expense decreased by $387,319 for the year ended July 31, 2008 to $1,161,250, when compared to $1,548,569 for the year ended July 31, 2007. The decrease is primarily due to lower average revolver borrowings. Financing expense was $5,708,961 and $3,490,754 for the years ended July 31, 2008 and 2007, respectively. Included in financing expenses was non-cash amortization related to notes payable discount of $2,574,928 and $3,190,754 for the years ended July 31, 2008 and 2007, respectively. Financing expenses increase of $2,218,207 was due to an increase in loan default fees of $3,283,666 offset primarily by a decrease in non-cash amortization related to notes payable discount of $615,826.

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

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt. As a result of the transaction, the Company is without operating assets. .

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination.  The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company will adopt these provisions for any business combination after August 1, 2009.  The adoption of Statement No. 141(R) may have an impact on the Company’s accounting for future business combinations once adopted.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company adopted Statement No. 159, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted Statement No. 157, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS.

The audited financial statements as of and for the years ended July 31, 2008 and 2007 are attached hereto following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of July 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of our Company as of November 10, 2008 are listed below, together with brief accounts of their business experience and certain other information.
Name	Age	Position

Thomas E. Durkin, III	55	President and Director

Barry Ennis	62	President of North Texas and Director

Michael S. Luther	50	Director

Background of Executive Officers and Directors

Mr. Thomas E. Durkin, III, Director

Thomas E. Durkin, III, age 55, a partner to Durkin & Durkin, a New Jersey based law firm. Mr. Durkin was formally an executive vice-president and general counsel for Waste Services Inc. (NASDAQ: WSII) and area vice-president of corporate development and government affairs for Waste Management Inc. (NYSE: WMI). Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

Mr. Barry Ennis, President of North Texas and Director.

Barry Ennis, age 62, has served as the Executive Vice President/General Manager of North Texas since 1993. Mr. Ennis was appointed as the President of North Texas in September 2005.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all 2008 forms were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our named executive officers of our company and North Texas.
		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
Name and Principal Position	Year Ended	Salary ($)	Bonus and Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Number of Securities Underlying Options/SARs (#)	All Other Compensation ($)

Barry Ennis	2008	285,000	—	—		—	—
Executive VP	2007	285,000	$—	—		—	—
of North Texas(1)	2006	167,505	$—	—		—	—

Thomas E. Durkin, III	2008	—				—	150,000	(3)
President, Director	2007	—				—	—
	2006	—		172,507.50	(1)	—	—

Michael S. Luther	2008	—					$—
	2007	—					—
	2006	—		7,036,252.50	(2)		—

(1)
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

(2)
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

(3)	This payment relates to consulting fees for services rendered by Thomas E. Durkin during the year ended July 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and address	Amount and Nature of Beneficial Ownership		Percent of Class (3)
Laurus Master Fund (6)	33,079,164		77.3%
Dr. Gary Fromm(1)	1,639,463		16.6%
Barbara Dritz Trust	628,781		6.4%
Thomas E. Durkin, III (2)	3,518,183	(5)	35.6%
Barry Ennis(4)(1)	-0-		0.0%
The Keshet Fund LP 825 Third Avenue, 14th Floor New York, New York 10022	597,471		6.0%
Luther Capital Management, LLC	1,068,961		10.8%
All executive officers and directors as a group	4,587,144		46.4%

(1)	Former officer and/or director of our company.

(2)
President of the Company. On May 27, 2008, Thomas E. Durkin, the Company's President, received, in a private transaction, 2,779,984 shares of the Common Stock of the Company owned by Charles and Patricia Matteson. In exchange for the receipt of the shares, Mr. Durkin forgave the repayment of $10,000 previously advanced by him to Patricia Matteson. Additionally, Laurus Master Funds released a mortgage previously granted to it by the Mattesons, on their personal residence, which mortgage partially secured repayment of the Term B Note issued by the Company to Laurus Master Funds. Additionally, the Mattesons exchanged mutual general releases with Mr. Durkin. There is no agreement between Mr. Durkin and Laurus Master Funds or any other party, whether verbally or in writing, as to how the shares purchased should be voted. See "Background and Purpose of the Sale" on p.11 for a description of Mr. Durkin's proposed involvement with the management of the business being sold pursuant to the Sale upon consummation thereof. Thus, Mr. Durkin is likely to be inclined to utilize the acquired shares to vote in favor of the Sale.

(3)	Based on 9,883,406 shares of common stock outstanding.

(4)	President of North Texas Steel Company, Inc.

(5)	Does not include the 369,169 shares of common stock held by D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests.

(6)	Includes 182,240 shares of common stock and options, warrants and notes convertible into 32,896,924 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2008	July 31, 2007
(i) Audit Fees	$192,206	$215,437
(ii) Audit Related Fees	23,745	40,200
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—
Total fees	$215,951	$255,637

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

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

ITEM 15. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.3	Amended and Restated Bylaws (2)

3.4	September 3, 1997 Amendments to Bylaws (3)

3.5	Amendment to the Articles of Incorporation(1)

4.1	Specimen of Common Stock (1)

4.2	Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (2)

4.3	Certificate of Determination of Rights and Preferences of Series B Convertible Preferred Stock (2)

4.4	Certificate of Determination of Rights and Preferences of Series C Convertible Preferred Stock (2)

4.4	Stock Pledge Agreement dated September 7, 2005 by and between the Company and Laurus (8)

4.5	Intellectual Property Security Agreement dated September 7, 2005 among the Companies and Laurus (8)

4.6	Funds Escrow Agreement dated September 7, 2005 by and among Companies, Laurus and Loeb & Loeb LLP (8)

4.7	Side letter agreement dated September 7, 2005 by and among the Companies and Laurus (8)

4.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (8)

4.9	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. (“GMF”) and the Companies(8)

4.10	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GMF(8)

4.11	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GMF(8)

4.12	Warrant dated as of September 7, 2005 made in favor of GMF(8)

4.13	Option dated September 7, 2005 made in favor GMF(8)

4.14	Side letter agreement dated as of September 7, 2005 by and among the Companies and GMF (8)

4.15	Security Agreement dated as of September 7, 2005 by and among Gryphon Master Fund L.P. (“GSSF”) and the Companies(8)

4.16	Secured Convertible Term Note dated as of September 7, 2005 made by Companies in favor of GSSF(8)

4.17	Registration Rights Agreement dated as of September 7, 2005 by and between the Company and GSSF(8)

4.18	Warrants dated as of September 7, 2005 made in favor of GSSF Options dated September 7, 2005 made in favor GSSF(8)

4.20	Side letter agreement dated as of September 7, 2005 by and among the Companies and GSSF (8)

4.21	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (8)

4.22	Subscription Agreement by an between the Company and Nite Capital (8)

4.23	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (8)

4.24	Form of Amended and Restated Secured minimum Borrowing Note in favor of Laurus in the amount of $3,000,000.

4.25	Form of Amended and Restated Secured Revolving Note in favor of Laurus in the amount of $7,000,000.

4.26	Form of Amended and Restated Secured Convertible Term Note B in favor of Laurus in the amount of $2,000,000. (9)

4.27	Form of Amended and Restated Secured Convertible Term Note A in form of Laurus in the amount of $3,000,000. (9)

4.28	Form of Waiver Agreement with Laurus. (9)

4.29	Form of Amended and Restated Registration Rights Agreement with Laurus. (9)

4.30	Form of Amended and Restated Security Agreement with Laurus. (9)

4.31	Reaffirmation and Ratification Agreement. (9)

4.32	October 31, 2007 Waiver Agreement with Laurus.

4.33	November 12 GSSF and GMF Waiver Letter.

10.2	Subscription and Representation Agreement as of September 7, 2005 by and among the Company and Omaha (8)

10.3	Securities Purchase Agreement as of September 7, 2005 by and among Omaha and the shareholders of North Texas(8)

10.4	Pension Plan Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.5	Indemnity Joint Account Agreement dated as of September 7, 2005 by and between Omaha and the shareholders of North Texas(8)

10.6	Consulting Agreement entered by and between the Company and Dr. Gary Fromm (8)

10.7	Consulting Agreement entered by and between the Company and Luther Capital Management, Inc. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB, Commission File Number 0-23268

(2)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on February 16, 1996.

(3)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 13, 1997.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Commission File Number 333-68327.

(5)	Previously filed as an exhibit to the Company’s Form 8-K Current Report filed with the Commission on August 15, 1994.

(6)	Previously filed as an exhibit to the Company’s Form 10-KSB Annual Report filed with the Commission on November 14, 1998.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2005

(9)	Previously filed as an exhibit to the Company’s Registration SB-2 Registration Statement Filed on January 31, 2007.

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

Signature	Title	Date

/s/ Thomas E. Durkin, III
By: Thomas E. Durkin, III	Director	November 13, 2008

/s/ R. Barry Ennis
By: R. Barry Ennis	Director	November 13, 2008

/s/ Michael S. Luther
By: Michael S. Luther	Director	November 13, 2008

ITEM 8. FINANCIAL STATEMENTS.

AMERICAN TECHNOLOGIES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Technologies Group, Inc.
Fort Worth, TX 76113

We have audited the accompanying consolidated balance sheets of American Technologies Group, Inc. (the "Company") as of July 31, 2008 and 2007 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, on October 20, 2008, the Company completed the sale of substantially all of the assets of Omaha Holdings Corp. As a result of the transaction, the Company is without operating assets.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
November 13, 2008

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,412,914	$710,121
Accounts receivable, net of allowance for doubtful accounts of $288,312 and $82,292	6,629,588	6,661,534
Inventory	3,192,419	5,102,386
Cost and estimated earnings in excess of billings	126,224	238,449
Prepaid expenses	99,358	110,056

Total Current Assets	11,460,503	12,822,546

Cash surrender value of officers' life insurance	-	101,413
Property and equipment, net of accumulated depreciation of $458,688 and $289,388	2,502,165	2,446,177
Goodwill	3,390,370	3,390,370

TOTAL ASSETS	$17,353,038	$18,760,506

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,856,555	$3,979,613
Accrued expenses	7,072,638	3,104,601
Billings in excess of costs and estimated earnings	2,074,338	3,263,681
Convertible notes payable, current portion, net of discount of $0 and $2,574,928	10,262,532	8,837,572

Total Current Liabilities	23,266,063	19,185,467

Total liabilities	23,266,063	19,185,467

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized; 376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value; 9,883,406 and 9,701,166 shares issued and outstanding	9,883	9,701
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(84,493,045)	(79,004,799)

Total Deficiency in Stockholders' Equity	(5,913,025)	(424,961)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$17,353,038	$18,760,506

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007

Net sales	$34,480,523	$32,331,044

Cost of sales	29,320,109	27,752,526

Gross profit	5,160,414	4,578,518

Selling, general and administrative expenses	3,834,945	3,552,541

Operating income	1,325,469	1,025,977

Other income (expense)

Interest income	68,496	146,085
Interest expense	(1,161,250)	(1,548,569)
Financing costs	(5,708,961)	(3,490,754)

Total other income (expense)	(6,801,715)	(4,893,238)

Loss before income taxes	(5,476,246)	(3,867,261)

Provision for income taxes	-	-

Net loss	(5,476,246)	(3,867,261)

Preferred dividend	12,000	12,000

Net loss attributable to common shareholders	$(5,488,246)	$(3,879,261)

Loss per share, basic and diluted	$(0.38)	$(0.26)

Loss per share attributable to common
shareholders, basic and diluted	$(0.38)	$(0.26)

Weighted average shares outstanding- basic and diluted	14,431,102	14,723,818

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JULY 31, 2008

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2006	376,794	$377	1,500	$2	10,382,047	$10,382	13,719	$14	$78,562,313	$6,750	$(75,125,538)	$3,454,300

Return of shares					(680,881)	$(681)			$681			-

Preferred dividend											(12,000)	(12,000)

Net loss											(3,867,261)	(3,867,261)

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Warrants					182,240	$182						182

Preferred dividend											(12,000)	(12,000)

Net loss											(5,476,246)	(5,476,246)

Balance, July 31, 2008	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(84,493,045)	$(5,913,025)

The accompanying footnotes are an integral part of these financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,476,246)	$(3,867,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169,320	157,580
Default fee	3,283,666	-
Amortization of discount	2,574,928	3,190,754
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	31,946	(612,901)
Restricted cash	-	280,000
Inventory	1,909,967	(1,528,941)
Costs and earnings in excess of billings	112,225	(54,438)
Prepaid expenses	10,698	8,910
Increase (decrease) in:
Accounts payable and accrued expenses	549,495	(274,429)
Billings in excess of costs	(1,189,343)	1,770,206

Net cash provided by (used in) operating activities	1,976,656	(930,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from cancellation of life insurance's cash surrender	101,413	-
Purchases of property and equipment	(225,308)	(40,635)

Net cash used in investing activities	(123,895)	(40,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payables	(1,149,968)	(656,250)

Net cash used in financing activities	(1,149,968)	(656,250)

Net increase (decrease) in cash	702,793	(1,627,405)

Cash and cash equivalents, beginning of year	710,121	2,337,526

Cash and cash equivalents, end of year	$1,412,914	$710,121

Cash paid for:
Interest	$1,126,752	$1,501,293
Income taxes	-	-

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

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

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008As a result of the transaction, the Company is without operating assets. The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

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

These amounts are reflected in the accompanying balance sheet as follows:

July 31, 2008
Costs and estimated earnings on
uncompleted contracts in excess of billings	$126,224
Billings on uncompleted contracts in
excess of costs and estimated earnings	(2,074,338)

$(1,948,114)

Whitco revenues and product costs are recognized as their products are shipped to their customers. Whitco’s product lines, while requiring similar manufacturing processes, such as welding and forming metal assemblies, as North Texas, are primarily catalog specified products with much shorter lead and production times.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $288,312 and $82,292 as of July 31, 2008 and 2007, respectively

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $5,476,246 and $3,867,261 for the years ended July 31, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $11,805,560 as of July 31, 2008.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending July 31, 2008.

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

For the Years Ended July 31, 2008 and 2007

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

	2008	2007

Average Common shares outstanding	9,746,102	10,038,818
Options shares deemed outstanding	4,685,000	4,685,000

Total shares outstanding for computation	14,431,102	14,723,818

We use SFAS No. 128, Earnings Per Share for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,697,876 and 13,880,116 common share equivalents at July 31, 2008 and 2007. For the year ended July 31, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net income (loss) per share.

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

There were no grants of employee options during the years ended July 31, 2008 and 2007. There were no unvested options outstanding as of the date of adoption of Statement 123R.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination.  The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company will adopt these provisions for any business combination after August 1, 2009.  The adoption of Statement No. 141(R) may have an impact on the Company’s accounting for future business combinations once adopted.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement No. 157, “Fair Value Measurements,” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company adopted Statement No. 159, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted Statement No. 157, effective August 1, 2008, and does not anticipate a material impact to its financial position and results of operations.

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

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended July 31, 2008, we incurred a net loss of $5,476,246. Since its inception, the Company has incurred significant operating losses totaling in excess of $84 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The purpose of the Sale is to eliminate in excess of $13.5 principal amount of indebtedness and accrued and unpaid interest thereon owed by us to Laurus Master Fund as of September 30, 2008. We have not generated adequate revenues with which to service such debt and we have no realistic independent ability to do so. Absent the Sale, we may have faced a foreclosure proceeding which would have put a further strain on our otherwise very limited available financial resources.

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008. As a result of the transaction, the Company is without operating assets.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 4 - ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following:

	At July 31,
	2008	2007
Currently receivable on contracts	$5,054,966	$5,301,260
Retainage on uncompleted contracts	1,862,934	1,442,566
Less allowance for doubtful accounts	(288,312)	(82,292)
	$6,629,588	$6,661,534

NOTE 5 - INVENTORIES

Inventories consist of the following:

	At July 31,
	2008	2007
Raw materials	$3,092,421	$4,798,008
Work in progress	99,998	304,378
	$3,192,419	$5,102,386

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	At July 31,
	2008	2007
Land	$695,000	$695,000
Buildings and improvements	1,435,000	1,435,000
Machinery and equipment	709,115	484,060
Office furniture and equipment	121,738	121,505
	2,960,853	2,735,565
Less accumulated depreciation and amortization	(458,688)	(289,388)
	$2,502,165	$2,446,177

Depreciation expense was $169,320 and $157,580 for the years ended July 31, 2008 and 2007 respectively.

NOTE 7 - PROFIT SHARING PLAN

The Company has a profit sharing and savings plan covering substantially all employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for years ended July 31, 2008 and 2007.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 8 - PENSION PLAN

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

The plan was liquidated before August 31, 2008, and all participants eligible for benefits were paid in full. There was no cost, other than administrative expenses, recognized by ATG during the year ended July 31, 2008.

NOTE 9 - CONCENTRATIONS

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

Concentration of credit risk with respect to accounts receivable is limited due to the geographic distribution of the entities comprising the Company's customer base. The Company's revenues earned on contracts for the year ended July 31, 2008 included an aggregate of 27% from two customers and for the year ended July 31, 2007 included an aggregate of 44% from three customers. Two suppliers accounted for 38% of our purchases for the year ended July 31, 2008 and two suppliers accounted for 25% of our purchases for the year ended July 31, 2007. Four customers account for 57% of our accounts receivable at July 31, 2008 and two customers account for 42% of our accounts receivable at July 31, 2007.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2008	2007
Current
Federal	$—	$—
State	—	—
Deferred	1,775,069	1,073,045
Less: valuation allowance	(1,775,069)	(1,073,045)

Net	$—	$—

Deferred tax assets (liabilities) representing temporary differences due to the timing of recording expenses for taxes and the financial statements as of July 31, 2008 and 2007, respectively, and are comprised of the following

	2008	2007
Gross deferred tax assets
Vacation accrual deductible in future periods	$44,695	$39,673
Reserve for bad debts deductible in future periods	98,026	27,979
Section 263A costs deductible in future periods	42,500	51,000
Net operating losses	8,500,000	6,800,000
Gross deferred tax assets	8,685,221	6,918,652
Gross deferred tax liabilities
Property and equipment basis due to accelerated depreciation for tax	(25,500)	(34,000)
Net deferred tax asset	8,659,721	6,884,652
Less valuation allowance	(8,659,721)	(6,884,652)
Deferred tax asset	$—	$—

Due to the fact that it is not more likely than not that the deferred tax assets can be realized, a valuation allowance has been established to reduce the net deferred tax asset to zero.

The change in the valuation allowance that occurred during the years ended July 31, 2008 and 2007 are as follows:

Valuation allowance August 1, 2006	$5,811,607
Valuation applied during year ended July 31, 2007	1,073,045
Valuation allowance July 31, 2007	6,884,652
Valuation applied during year ended July 31, 2008	1,775,069
Valuation allowance July 31, 2008	8,659,721

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

The Company has not filed Federal and State tax returns for tax years ending after 2004. However, the Company has estimated net operating loss carry-forwards of approximately $25,000,000 for federal income tax purposes that ultimately expire in 2028.

The differences between the actual income tax benefit and the benefit computed applying the domestic statutory federal and state rates to losses before income tax is primarily due to the valuation allowance applied to the deferred tax asset as of July 31, 2008 and the change in the valuation allowance for the year ended July 31, 2008.

NOTE 11 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

At July 31, 2008, our current outstanding borrowings were:

Notes Payable to Laurus:
Secured revolving note	6,975,032
Secured convertible term note A	787,500
Secured convertible term note B	2,000,000
Notes Payable to Gryphon:
Secured convertible term note - North Texas	500,000
Subtotal	10,262,532
Plus: Default fees and accrued interest	3,690,668
Net current convertible debentures and other notes payable	$13,953,200

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

ATG has authorized 1,000,000,000 shares of common stock, with a par value of $.001 per share. On December 5, 2005 we effected a one (1) for three hundred (300) reverse stock split of our issued and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references to the financial statements and notes for financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of July 31, 2008, 9,883,406 shares of common stock were issued and outstanding.

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been charged to operations during the year ended July 31, 2006. As of July 31, 2006, 2,025,832 of these shares, with a value of $2,491,773, have been issued. The remaining value of $958,377 has been recorded as an accrued expense as of July 31, 2008 and 2007.

Preferred Stock

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2008, there are 376,794 shares of Series A Stock outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2008, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2008, there is no Series C Stock issued and outstanding.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2008, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock. As of July 31, 2008, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2008, there is no Series F Stock issued and outstanding.

Committed Common Stock

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2004, the Company committed to issue 13,719 shares of the Company's common stock. At July 31, 2008, the committed shares have not been issued.

Stock Subscriptions

As of July 31, 2008, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflect the retrospective adjustment for the reverse stock split.

NOTE 13 - WARRANTS

During the year ended July 31, 2006, we issued stock warrants in connection with our debt financings and acquisitions. During the years ended July 31, 2008 and 2007, no warrants were issued. The following table summarizes the changes in warrants outstanding at July 31, 2008 and the related prices for the shares of the Company's common stock issued.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.001	3,567,760*	N/A	$0.001	3,567,760	$0.001
$0.003	935,000.10		$0.003	935,000	$0.003
$0.010	675,000.10		$0.010	675,000	$0.010
$0.333	10,340,000.10		$0.333	10,340,000	$0.333
$0.990	2,865,116	4.10	$0.990	2,865,116	$0.990
	18,382,876	1.68	$0.342	18,382,876	$0.342

* Warrant issued does not have a contractual life.

Transactions involving the Company's warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2006	24,564,996	0.338
Granted	-	-
Exercised		-
Canceled or expired	(5,999,880)	(0.333)
Outstanding at July 31, 2007	18,565,116	0.339
Granted	-	-
Excercised	(182,240)	(.001)
Canceled or expired	-	-
Outstanding at July 31, 2008	18,382,876	0.342

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 14 - RELATED PARTY TRANSACTIONS

On March 1, 1994, we entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, we will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on our net sales from exploitation of Baser technology. In the event we do not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2008. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2008, no provision has been made in the financial statements as the outcome is not probable or estimable.

On September 26, 2005, the Company had entered into a consulting agreement with Dr. Fromm for a term of six months and which provides for a monthly fee of $15,000. As of July 31, 2007, the consulting arrangement has expired.

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions. As of July 31, 2008, 607,150 of these shares, with a value of $747,532 have been issued. The remaining 187,600 unissued shares valued at $230,748 has been recorded as an accrued expense as of July 31, 2008 and 2007.

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

NOTE 15 - CONTINGENCIES

Litigation

The Company may be involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

NOTE 16 - INDEMNITIES AND GUARANTEES

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 17 - OPERATING LEASE

The Company rents office space under a non-cancelable operating lease agreement. Rental expense relating to the operating lease agreement for the years ended July 31, 2008 and 2007 were approximately $53,000 and $51,000, respectively.

Future minimum lease payments under operating leases as of July 31, 2008 are as follows:

2009	$51,264
2010	51,264
2011	46,992
$149,520

NOTE 18 - SEGMENT INFORMATION

The Company currently operates two business segments (excluding corporate): (1) Steel Fabrication and (2) Pole Fabrication. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	2008	2007
Sales to external customers:
North Texas	$31,329,645	$28,864,548
Whitco	3,150,695	3,464,520
Other	183	1,977
Total sales to external customers:	$34,480,523	$32,331,044

Capital expenditures:
North Texas	$225,308	$26,982
Whitco		13,653
Total capital expenditures	$225,308	$40,635

Operating income (loss):
North Texas	$2,486,056	$1,817,718
Whitco	(223,514)	(216,927)
Corporate	(937,073)	(574,814)
Total operating income (loss)	$1,325,469	$1,025,977

Segment assets:
North Texas	$15,119,565	$15,749,098
Whitco	2,228,932	2,939,488
Corporate	4,541	71,920
Total segment assets	$17,353,038	$18,760,506

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2008 and 2007

NOTE 19 – SUBSEQUENT EVENT

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008. The transaction as described in the Definitive Proxy was closed on October 21, 2008 resulting in the satisfaction of $13,580,810 plus accrued interest and fees payable to Laurus Fund and/or its affiliates and the satisfaction of the outstanding Gryphon Debt in the amount of $500,000 plus accrued interest and fees.. Approximately 13 million warrants and options of Company issued to Laurus were terminated. The remaining warrants and options shall result in Laurus owning not more than 25% of the issued and outstanding shares of common stock of Company on a fully diluted basis, as of the date of closing of the Sale. As a result of the transaction, the Company is without operating assets.