Form 10-Q
period 2008-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2008-12-22
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

AMERICAN TECHNOLOGIES GROUP, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$16,862	$4,541
Current assets from discontinued operations	-	11,455,960

Total Current Assets	16,862	11,460,501

Other long-term assets from discontinued operations	-	5,892,535

TOTAL ASSETS	$16,862	$17,353,036

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$508,579	$508,579
Accrued expenses	1,882,963	5,552,591
Convertible notes payable, current portion	-	10,262,532
Current liabilities from discontinued operations	-	6,942,359

Total Current Liabilities	2,391,542	23,266,061

Total liabilities	2,391,542	23,266,061

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized; 376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value; 9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(80,954,700)	(84,493,045)

Total Deficiency in Stockholders' Equity	(2,374,680)	(5,913,025)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$16,862	$17,353,036

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Net sales	$-	$48
Cost of sales	-	-

Gross profit	-	48

Selling, general and administrative expenses	366,269	177,262

Operating income	(366,269)	(177,214)

Other income (expense):
Interest income	196,553	1,684
Interest expense	(155,385)	(325,072)
Financing costs	-	(587,825)

Total other income (expense)	41,168	(911,213)

Loss from continuing operations before income taxes	(325,101)	(1,088,427)

Provision for income taxes	-	-

Net loss from continuing operations	(325,101)	(1,088,427)

Discontinued operations:
Income from discontinued operations	324,165	322,088
Gain on sale of assets, net of taxes	3,542,281	-

Net income from discontinued operations	3,866,446	322,088

Net income (loss)	3,541,345	(766,339)

Preferred dividend	3,000	3,000

Net income (loss) attributable to common shareholders	$3,538,345	$(769,339)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	0.02	0.02
Gain from divestiture of discontinued operations	0.26	-
Net income (loss) per share	$0.26	$(0.05)

Weighted average shares outstanding - basic and diluted	13,557,480	14,399,885

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JULY 31, 2008 AND THE QUARTER ENDED OCTOBER 31, 2008
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Options					182,240	182						182

Preferred dividend											(12,000)	(12,000)

Net loss											(5,476,246)	(5,476,246)

Balance, July 31, 2008	376,794	377	1,500	2	9,883,406	9,883	13,719	14	78,562,994	6,750	(84,493,045)	(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net income											3,541,345	3,541,345

Balance, October 31, 2008	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(80,954,700)	$(2,374,680)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,541,345	$(766,339)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from divestiture of discontinued operations	(3,542,281)	-
Net income from discontinued operations, net of tax	(324,165)	(322,088)
Changes in accounts payable and accrued expenses	(82,881)	(15,528)
Amortization of discount	39,782	587,825
Net cash used in operating activities - continuing operations	(368,200)	(516,130)

Net income from discontinued operations, net of tax	3,866,446	322,088
Gain from divestiture of discontinued operations	(3,542,281)	-
Net cash used by discontinued operations	(448,050)	569,352
Net cash (used in) provided by operating activities - discontinued operations	(123,885)	891,440

Net cash (used in) provided by operating activities	(492,085)	375,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	(1,059,986)	-
Purchases of property and equipment	(18,387)	(19,347)

Net cash used in investing activities	(1,078,373)	(19,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on revolving line of credit	374,406	-
Payments on notes	(200,000)	(606,508)

Net cash provided by (used in) financing activities	174,406	(606,508)

Net decrease in cash	(1,396,052)	(250,545)

Cash and cash equivalents, beginning of year	1,412,914	710,121

Cash and cash equivalents, end of year	$16,862	$459,576

Cash paid for:
Interest	$224,898	$317,264

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$10,515,813	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

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

 The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2008 and for the three month periods ended October 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our unaudited condensed consolidated financial statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include American Technologies Group, Inc. and all subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  We did not participate in any variable interest entities for the period presented.

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $325,101 and $1,088,427 for the quarters ended October 31, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,374,680 as of October 31, 2008.

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

October 31, 2008 and 2007

(UNAUDITED)

Cash Flows Presentation

For purposes of the statement of cash flows, time deposits that mature in three months or less are considered cash and cash equivalents.

Use of Estimates

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the collectability of accounts receivable, the realizability of inventories, the amounts due under accounts payable, the valuation allowance of deferred tax assets and the fair value of our equity instruments. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered in 2007 as they would be anti-dilutive. The number of shares outstanding in the computation of loss per share is comprised of the following:

	2008	2007

Common shares outstanding	9,883,406	9,714,885
Options shares deemed outstanding	3,674,074	4,685,000

Total basic shares outstanding for computation	13,557,480	14,399,885

Common share equivalents	-
Total diluted shares outstanding for computation	13,557,480

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

(UNAUDITED)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

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

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the quarter ended October 31, 2008, we incurred a net loss from continuing operations of $325,101. Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

(UNAUDITED)

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

(UNAUDITED)

NOTE 6 – DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008.  As a result of the transaction, the Company is without operating assets.  The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the unaudited condensed consolidated financial statements and related notes for all periods presented.   The net revenues of North Texas and Whitco for the three-month period ended October 31, 2008 and 2007 amounted to $8,629,272 and $8,737,272, respectively.  The income from operations of North Texas and Whitco for the three-month period ended October 31, 2008 and 2007 amounted to $324,165 and $322,088, respectively.

The sales proceeds used to compute the gain on sale of assets are as follows:

Principal due on revolving line of credit	$7,349,438
Principal due on term loans	2,787,500
Liability assumed for Gryphon note	300,000
Default fees	3,434,033
Total sales proceeds	$13,870,971

The basis of net assets sold totaled $10,328,690.  The resulting amount of $3,542,281 is reflected as a gain from divestiture of discontinued operations.

The major classes of discontinued assets and liabilities included in the unaudited condensed consolidated balance sheet at October 31, 2008 are shown below.

July 31, 2008
Assets
Cash	$1,408,373
Accounts receivable, net	4,766,652
Retainage receivable	1,862,934
Inventory	3,192,419
Cost and estimated earnings	126,224
Prepaid expenses	99,358
Current assets	11,455,960

Property, plant and equipment, net	2,502,165
Goodwill	3,390,370
Total assets of Discontinued Operations	$17,348,495
Liabilities
Accounts payable	$3,856,554
Accrued expenses	1,011,467
Billings in excess of cost	2,074,338
Total Liabilities of Discontinued Operations	$6,942,359

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at October 31, 2008:

Warrants Outstanding					Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Constractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the three months ended October 31, 2008, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2008	18,382,876	$0.342
Expired	(1,610,000)	(0.006)
Canceled due to divestiture of discontinued operations	(13,721,394)	(0.457)
Outstanding at October 31, 2008	3,051,482	$0.001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Quarterly Report on Form 10-Q may contain forward-looking statements which relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements are generally identified by the words “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” in the Company’s Annual Report, Form 10-K, filed for the year ended July 31, 2008.

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

Overview

THE DISCUSSION BELOW REFLECTS THE FACT THAT THE COMPANY OWNED 100% OF OMAHA HOLDINGS INCLUDING THE OPERATING ASSETS OF, NORTH TEXAS AND WHITCO THROUGH OCTOBER 20, 2008, BUT SHOULD BE READ WITH CAUTION AS THE COMPANY NO LONGER OWNS ANY INTEREST IN THE OPERATING BUSINESSES OF NORTH TEXAS OR WHITCO.

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

Comparison of the Quarter Ended October 31, 2008 to the Quarter Ended October 31, 2007

Selling, General and Administrative Expenses

For the quarter ended October 31, 2008, selling, general and administrative expenses from continuing operations totaled approximately $366,000, consisting primarily of administrative expenses and other expenses. For the quarter ended October 31, 2007, selling, general and administrative expenses totaled approximately $177,000, consisting primarily of administrative expenses and other expenses.  The $189,000 increase from 2007 is primarily due to professional fees related to the restructuring.

Interest Expense

As the result of acquiring North Texas and Whitco in a highly leverage transaction the Company’s interest expenses are significant.

Interest expense decreased by $170,000 for the quarter ended October 31, 2008 to $155,000 when compared to the quarter ended October 31, 2007. There were no financing expenses during the three months ended October 31, 2008,as  compared to $588,000 for the quarter ended October 31, 2007. Included in financing expenses was non-cash amortization related to notes payable discount of $588,000 for the quarter ended October 31, 2007.

Income from Discontinued Operations

Income from discontinued operations remained consistent at $324,000 for the quarter ended October 31, 2008 as compared to $322,000 for the quarter ended October 31, 2007.

Gain on Sale of Assets, net of taxes

During the quarter ended October 31, 2008, the Company recorded a gain on sale of assets in the amount of $3,542,000 in connection with its October 21, 2008 sale of its Omaha Holdings Corp. assets to a subsidiary of Laurus Master Fund.  See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on this gain.

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

The independent auditor's report on the Company's July 31, 2008 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately, attain profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Financial Instruments — The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

The Company's carrying values of cash, marketable securities, accounts receivable, accounts payable and accrued expenses are a reasonable approximation of their fair value.

ITEM 4.  CONTROLS AND PROCEDURES

a)
Disclosure controls and procedures.  As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s chief executive officer and vice president of finance, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s chief executive officer and vice president of finance concluded that the Company’s disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b.)
Changes in internal controls over financial reporting:  There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2008, at a special meeting of shareholders, we received the approval of our shareholders to sell substantially all of the assets of Omaha Holdings Corp., to a subsidiary of Laurus Master Fund as described in our Definitive Proxy of September 16, 2008.  The transaction as described in the Definitive Proxy was closed on October 21, 2008.  As a result of the transaction, the Company is without operating assets.  The votes at the October 20, 2008 special meeting of the shareholders were cast as follows:

For	Against	Abstain

5,455,115	1,030	303

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification by Principal Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.

/s/ Thomas E. Durkin, III
President

DATE: December 22, 2008

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1 - Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350