Form 10-Q
period 2009-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2009-03-23
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
☒ Yes ☐ No

AMERICAN TECHNOLOGIES GROUP, INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of January 31, 2009
		and July 31, 2008	3

		Condensed Consolidated Statements of Operations for the Three and Six
		Months Ended January 31, 2009 and 2008	4

		Condensed Consolidated Statements of Stockholders' Equity for
		the Year Ended July 31, 2008 and the Six Months Ended	5
		January 31, 2009

		Condensed Consolidated Statements of Cash Flows for the Six
		Months Ended January 31, 2009 and 2008	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	18

	Item 4.	Controls and Procedures	18

Part II		Other Information

	Item 1.	Legal Proceedings	19

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits	19

	Signatures		20

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	July 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,031	$4,541
Current assets from discontinued operations	-	11,455,960

Total Current Assets	1,031	11,460,501

Other long-term assets from discontinued operations	-	5,892,535

TOTAL ASSETS	$1,031	$17,353,036

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$505,147	$508,579
Accrued expenses	1,889,964	5,552,591
Convertible notes payable, current portion	-	10,262,532
Current liabilities from discontinued operations	-	6,942,359

Total Current Liabilities	2,395,111	23,266,061

Total liabilities	2,395,111	23,266,061

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized; 376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value; 9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(80,974,100)	(84,493,045)

Total Deficiency in Stockholders' Equity	(2,394,080)	(5,913,025)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$1,031	$17,353,036

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales	$-	$-	$-	$48
Cost of sales	-	-	-	-

Gross profit	-	-	-	48

Selling, general and administrative expenses	20,242	223,001	386,511	400,263

Operating income	(20,242)	(223,001)	(386,511)	(400,215)

Other income (expense):
Interest income	842	-	197,395	1,684
Interest expense	-	(302,374)	(155,385)	(627,446)
Financing costs	-	(5,121,136)	-	(5,708,961)

Total other income (expense)	842	(5,423,510)	42,010	(6,334,723)

Loss from continuing operations before income taxes	(19,400)	(5,646,511)	(344,501)	(6,734,938)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(19,400)	(5,646,511)	(344,501)	(6,734,938)

Discontinued operations:
Income from discontinued operations	-	837,980	324,165	1,160,068
Gain on sale of assets, net of taxes	-	-	3,542,281	-

Net income from discontinued operations	-	837,980	3,866,446	1,160,068

Net income (loss)	(19,400)	(4,808,531)	3,521,945	(5,574,870)

Preferred dividend	-	3,000	3,000	6,000

Net income (loss) attributable to common shareholders	$(19,400)	$(4,811,531)	$3,518,945	$(5,580,870)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.00)	$(0.39)	$(0.02)	$(0.47)
Discontinued operations	-	0.06	0.02	0.08
Gain from divestiture of discontinued operations	-	-	0.26	-
Net income (loss) per share	$(0.00)	$(0.33)	$0.26	$(0.39)

Weighted average shares outstanding - basic and diluted	12,934,888	14,386,166	13,246,184	14,386,166

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JULY 31, 2008 AND THE SIX MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Options					182,240	182						182

Preferred dividend											(12,000)	(12,000)

Net loss											(5,476,246)	(5,476,246)

Balance, July 31, 2008	376,794	377	1,500	2	9,883,406	9,883	13,719	14	78,562,994	6,750	(84,493,045)	(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net income											3,521,945	3,521,945

Balance, January 31, 2009	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(80,974,100)	$(2,394,080)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,521,945	$(5,574,870)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from divestiture of discontinued operations	(3,542,281)	-
Net income from discontinued operations, net of tax	(324,165)	(1,160,068)
Changes in accounts payable and accrued expenses	(79,312)	(15,528)
Default fee	-	3,283,666
Amortization of discount	39,782	2,574,928
Net cash used in operating activities - continuing operations	(384,031)	(891,872)

Net income from discontinued operations, net of tax	3,866,446	1,160,068
Gain from divestiture of discontinued operations	(3,542,281)	-
Net cash used by discontinued operations	(448,050)	829,408
Net cash (used in) provided by operating activities - discontinued operations	(123,885)	1,989,476

Net cash (used in) provided by operating activities	(507,916)	1,097,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	(1,059,986)	-
Proceeds from cancellation of life insurance's cash surrender	-	104,100
Purchases of property and equipment	(18,387)	(96,006)

Net cash (used in) provided by investing activities	(1,078,373)	8,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on revolving line of credit	374,406	(334,106)
Payments on notes	(200,000)	(281,250)

Net cash provided by (used in) financing activities	174,406	(615,356)

Net (decrease) increase in cash	(1,411,883)	490,342

Cash and cash equivalents, beginning of period	1,412,914	710,121

Cash and cash equivalents, end of period	$1,031	$1,200,463

Cash paid for:
Interest	$224,898	$611,777

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$10,515,813	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009 and 2008

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2009 and 2008 and for the three and six month periods ended January 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2009.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $344,501 and $6,734,938 for the six months ended January 31, 2009 and 2008, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,394,080 as of January 31, 2009.

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

January 31, 2009 and 2008

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. The number of shares outstanding in the computation of loss per share is comprised of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Common shares outstanding	9,883,406	9,701,166	9,883,406	9,701,166
Options shares deemed outstanding	3,051,482	4,685,000	3,362,778	4,685,000

Total shares outstanding for computation	12,934,888	14,386,166	13,246,184	14,386,166

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009 and 2008

(UNAUDITED)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

To date, ATG has been unable to generate significant cash flows from operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. The Company has also used debt to fund its operations. Until such time as we are able to generate significant cash flows from operations, we will be required to continue our reliance on investor financing and debt to fund our operations.

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three and six months ended January 31, 2009, we incurred a net loss from continuing operations of $19,400 and $344,501, respectively.  Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

January 31, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009 and 2008

(UNAUDITED)

NOTE 6 – DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008.  As a result of the transaction, the Company is without operating assets.  The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the unaudited condensed consolidated financial statements and related notes for all periods presented.   The net revenues of North Texas and Whitco for the six months ended January 31, 2009 and 2008 amounted to $8,629,272 and $17,412,291, respectively.  The income from operations of North Texas and Whitco for the six months ended January 31, 2009 and 2008 amounted to $324,165 and $1,102,111, respectively.

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

The major classes of discontinued assets and liabilities included in the unaudited condensed consolidated balance sheet at July 31, 2008 are shown below.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009 and 2008

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at January 31, 2009:

Warrants Outstanding					Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Constractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the six months ended January 31, 2009, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2008	18,382,876	$0.342
Expired	(1,610,000)	(0.006)
Canceled due to divestiture of discontinued operations	(13,721,394)	(0.457)
Outstanding at January 31, 2009	3,051,482	$0.001

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

North Texas considers its current general market area to be Texas and the four contiguous states of New Mexico, Oklahoma, Arkansas and Louisiana.  North Texas' focus has generally focused on the Fort Worth area due to the positive dynamics of the Dallas-Fort Worth metropolitan area and North Texas' very close relationships with the leading contractors in the area.  The Company's focus is naturally is in its own backyard. In the past year North Texas has expanded into the Austin and San Antonio areas by working closely with its contractor base.

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

Comparison of the Quarter Ended January 31, 2009 to the Quarter Ended January 31, 2008

Selling, General and Administrative Expenses

For the quarter ended January 31, 2009, selling, general and administrative expenses from continuing operations totaled approximately $20,242, consisting primarily of administrative expenses and other expenses. For the quarter ended January 31, 2008, selling, general and administrative expenses totaled approximately $223,001, consisting primarily of administrative expenses and other expenses.  The $202,759 decrease from 2008 is due to the virtual suspension of operations.

Comparison of the Six Months Ended January 31, 2009 to the Six Months Ended January 31, 2008

Selling, General and Administrative Expenses

For the six months ended January 31, 2009, selling, general and administrative expenses from continuing operations totaled approximately $386,511, consisting primarily of administrative expenses and other expenses. For the six months ended January 31, 2008, selling, general and administrative expenses totaled approximately $400,263, consisting primarily of administrative expenses and other expenses.  The $13,752 decrease from 2008 is due to the virtual suspension of operations.

Gain on Sale of Assets, net of taxes

During the six months ended January 31, 2009, the Company recorded a gain on sale of assets in the amount of $3,542,000 in connection with its October 21, 2008 sale of its Omaha Holdings Corp. assets to a subsidiary of Laurus Master Fund.  See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on this gain.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification by Principal Executive Officer and Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification by Principal Executive Officer and Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGIES GROUP, INC.

/s/ Thomas E. Durkin, III
President
(Principal Executive and Financial Officer)

DATE: March 23, 2009

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Executive Officer and Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1 - Certification by Principal Executive Officer and Financial Officer pursuant to 18 U.S. C. Section 1350