Form 10-Q
period 2009-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2009-06-24
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30,	July 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$277	$4,541
Current assets from discontinued operations	-	11,455,960

Total Current Assets	277	11,460,501

Other long-term assets from discontinued operations	-	5,892,535

TOTAL ASSETS	$277	$17,353,036

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$508,807	$508,579
Accrued expenses	1,892,962	5,552,591
Convertible notes payable, current portion	-	10,262,532
Current liabilities from discontinued operations	-	6,942,359

Total Current Liabilities	2,401,769	23,266,061

TOTAL LIABILITIES	2,401,769	23,266,061

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized;
376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized;
1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value;
9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(80,981,512)	(84,493,045)

Total Deficiency in Stockholders' Equity	(2,401,492)	(5,913,025)

TOTAL LIABILITIES AND DEFICIENCY
IN STOCKHOLDERS' EQUITY	$277	$17,353,036

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net sales	$-	$135	$-	$183
Cost of sales	-	-	-	-

Gross profit	-	135	-	183

Selling, general and administrative expenses	7,412	363,232	393,923	763,495

Operating income	(7,412)	(363,097)	(393,923)	(763,312)

Other income (expense):
Interest income		-	197,395	1,684
Interest expense	-	(270,787)	(155,385)	(898,233)
Financing costs	-		-	(5,708,961)

Total other income (expense)	-	(270,787)	42,010	(6,605,510)

Loss from continuing operations before income taxes	(7,412)	(633,884)	(351,913)	(7,368,822)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(7,412)	(633,884)	(351,913)	(7,368,822)

Discontinued operations:
Income from discontinued operations	-	713,619	324,165	1,873,687
Gain on sale of assets, net of taxes	-	-	3,542,281	-

Net income from discontinued operations	-	713,619	3,866,446	1,873,687

Net income (loss)	(7,412)	79,735	3,514,533	(5,495,135)

Preferred dividend	-	3,000	3,000	9,000

Net income (loss) attributable to common shareholders	$(7,412)	$76,735	$3,511,533	$(5,504,135)

Net income (loss) per share, basic and diluted:
Continuing operations		$(0.04)	$(0.02)	$(0.51)
Discontinued operations	-	0.05	0.02	0.13
Gain from divestiture of discontinued operations	-	-	0.26	-
Net income (loss) per share	$-	$0.01	$0.26	$(0.38)

Weighted average shares outstanding - basic and diluted	12,934,888	14,386,166	13,142,419	14,386,166

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JULY 31, 2008 AND THE NINE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Options					182,240	182						182

Preferred dividend											(12,000)	(12,000)

Net loss											(5,476,246)	(5,476,246)

Balance, July 31, 2008	376,794	377	1,500	2	9,883,406	9,883	13,719	14	78,562,994	6,750	(84,493,045)	(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net income											3,514,533	3,514,533

Balance, April 30, 2009	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(80,981,512)	$(2,401,492)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,514,533	$(5,495,135)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain from divestiture of discontinued operations	(3,542,281)	-
Net income from discontinued operations, net of tax	(324,165)	1,873,687
Changes in accounts payable and accrued expenses	(72,654)	(15,528)
Default fee	-	3,283,666
Amortization of discount	39,782	2,574,928
Net cash used in operating activities - continuing operations	(384,785)	2,221,618

Net income from discontinued operations, net of tax	3,866,446	(1,873,687)
Gain from divestiture of discontinued operations	(3,542,281)	-
Net cash used by discontinued operations	(448,050)	1,359,850
Net cash (used in) provided by operating activities - discontinued operations	(123,885)	(513,837)

Net cash (used in) provided by operating activities	(508,670)	1,707,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	(1,059,986)	-
Proceeds from cancellation of life insurance's cash surrender	-	104,100
Purchases of property and equipment	(18,387)	(96,204)

Net cash (used in) provided by investing activities	(1,078,373)	7,896

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on revolving line of credit	374,406	(615,356)
Proceeds from exercise of options	-	182
Payments on notes	(200,000)	(281,250)

Net cash provided by (used in) financing activities	174,406	(896,424)

Net (decrease) increase in cash	(1,412,637)	819,253

Cash and cash equivalents, beginning of period	1,412,914	710,121

Cash and cash equivalents, end of period	$277	$1,529,374

Cash paid for:
Interest	$224,898	$879,959

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$10,515,813	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009 and 2008

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2009 and 2008 and for the three and nine month periods ended April 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2009.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $ 351,913 and $ 7,368,822 for the nine months ended April 30, 2009 and 2008, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $ 2,401,492 as of April 30, 2009.

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

April 30, 2009 and 2008

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted income (loss) per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. The number of shares outstanding in the computation of loss per share is comprised of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Common shares outstanding	9,883,406	9,883,406	9,883,406	9,883,406
Options shares deemed outstanding	3,051,482	4,502,760	3,259,013	4,502,760
Total shares outstanding for computation	12,934,888	14,386,166	13,142,419	14,386,166

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009 and 2008

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

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three and nine months ended April 30, 2009, we incurred a net loss from continuing operations of $7,412 and $351,913, respectively.  Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

April 30, 2009 and 2008

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

April 30, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009 and 2008

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at April 30, 2009:

Warrants Outstanding					Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Constractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the nine months ended April 30, 2009, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2008	18,382,876	$0.342
Expired	(1,610,000)	(0.006)
Canceled due to divestiture of discontinued operations	(13,721,394)	(0.457)
Outstanding at April 30, 2009	3,051,482	$0.001

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

Comparison of the Quarter Ended April 30, 2009 to the Quarter Ended April 30, 2008

Selling, General and Administrative Expenses

For the quarter ended April 30, 2009, selling, general and administrative expenses from continuing operations totaled approximately $7,412, consisting primarily of administrative expenses and other expenses. For the quarter ended April 30, 2008, selling, general and administrative expenses totaled approximately $363,232, consisting primarily of administrative expenses and other expenses.  The $355,820 decrease from 2008 is due to the virtual suspension of operations.

Comparison of the Nine Months Ended April 30, 2009 to the Nine Months Ended April 30, 2008

Selling, General and Administrative Expenses

For the nine months ended April 30, 2009, selling, general and administrative expenses from continuing operations totaled approximately $393,923, consisting primarily of administrative expenses and other expenses. For the nine months ended April 30, 2008, selling, general and administrative expenses totaled approximately $763,312, consisting primarily of administrative expenses and other expenses.  The $369,389 decrease from 2008 is due to the virtual suspension of operations.

Gain on Sale of Assets, net of taxes

During the nine months ended April 30, 2009, the Company recorded a gain on sale of assets in the amount of $3,542,000 in connection with its October 21, 2008 sale of its Omaha Holdings Corp. assets to a subsidiary of Laurus Master Fund.  See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on this gain.

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

DATE: June 23, 2009

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Executive Officer and Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1 - Certification by Principal Executive Officer and Financial Officer pursuant to 18 U.S. C. Section 1350