Form 10-K
period 2009-07-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2009-11-23
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

As of November 9, 2009 the registrant had 9,883,406 shares of common stock outstanding 1,500 shares of Series E Preferred Stock outstanding, and 376,794 shares of Series A Preferred Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $62,000 computed by reference to the average of the low bid and high ask prices on November 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None.

AMERICAN TECHNOLOGIES GROUP, INC.
INDEX

		Page
Forward Looking Information

Part I

Item 1.	Business	3

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	8

Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements With Accountants
	on Accounting and Financial Disclosure	12

Item 9A.	Controls and Procedures	12

Item 9B.	Other Information	14

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	15

Item 11.	Executive Compensation	16

Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	17

Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	18

Item 14.	Principal Accountant Fees and Services	18

Part IV

Item 15.	Exhibits, Financial Statement Schedule	19

Signatures		21

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

The Company is currently a “shell company” which is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

The trade of steel fabrication is closely connected with both construction and industrial trades in the pre-fabricating of frames, plates, girders and chutes to be used later in the assembly or erection process. The work is conducted primarily indoors, in small fabricating shops or large factories. A structural steel fabricator works from drawings and sketches to perform the following functions to both ferrous and non-ferrous metals:

	Lay out steel for cutting

	Burn the metal

	Saw, cut, shear and punch holes in metal using drills and other power tools

	Shape, form and straighten metal with the use of heat and flame

	Fit and ream metal to specifications

	Rivet, bolt and grind metal

	Weld, with both electric arc and oxyacetylene welding equipment

	Prepare, prime and paint structural pieces and plates of steel.

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

Employees

The Company currently has no employees apart from our management.  Our management is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below, together with all other information contained in this Annual Report and definitive proxy of September 18, 2008 before making investment decisions with respect to our common stock.

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

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

As a result of the October 21, 2008 transaction, the Company has no properties.

ITEM 3. Legal Proceedings.

We are a defendant from time to time in other matters arising out of our ordinary business operations. We believe that these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock, "ATGR.OB," trades in the over-the-counter bulletin board. The actual prices have been adjusted to reflect our reverse stock split.

PERIOD	HIGH BID	LOW BID

August 1, 2007 - October 31, 2007	$.18	$.03

November 1, 2007 - January 31, 2008	$.04	$.01

February 1, 2008 - April 30, 2008	$.02	$.01

May 1, 2008 - July 31, 2008	$.01	$.01

August 1, 2008 - October 31, 2008	$.02	$.01

November 1, 2008 - January 31, 2009	$.02	$.01

February 1, 2009 - April 30, 2009	$.03	$.01

May 1, 2009 - July 31, 2009	$.04	$.01

Holders

As of November 9, 2009, there were approximately 1,183 holders of record holding a total of 9,883,406 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of November 9, 2009, 376,794 shares of Series A Stock were outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of November 9, 2009, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 9, 2009, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 9, 2009, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 9, 2009, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of November 9, 2009, there is no Series F Stock issued and outstanding.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended July 31, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

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

The Company is currently a “shell company” which is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Comparison of the Year Ended July 31, 2009 to the Year Ended July 31, 2008

Selling, General and Administrative Expenses

For the year ended July 31, 2009, selling, general and administrative expenses totaled approximately $568,981, consisting primarily of administrative expenses and other expenses.  For the year ended July 31, 2008, selling, general and administrative expenses totaled approximately $937,256, consisting primarily of administrative expenses and other expenses.  The $368,275 decrease from 2008 is due to the virtual suspension of operations.

The Company's present selling, general and administrative expenses are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Gain on Sale of Assets, net of taxes

During the year ended July 31, 2009, the Company recorded a gain on sale of assets in the amount of $3,542,000 in connection with its October 21, 2008 sale of its Omaha Holdings Corp. assets to a subsidiary of Laurus Master Fund.  See Note 6 of the Notes to Consolidated Financial Statements for further information on this gain.

Liquidity and Capital Resources

The Company currently has no operations and without new financing will not have sufficient resources to continue as a public enterprise.

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Secured Convertible Term B Note in the amount of $2,000,000, we received notification on January 31, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,434,033 in Default Fees). We did not make such payments, and, accordingly, Laurus (as well as Gryphon Master Fund, LTD ("GMF"), and GSSF Master Fund, LP ("GSSF")) may take all steps it deems necessary to protect their interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

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

The independent auditor's report on the Company's July 31, 2009 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

ITEM 8. FINANCIAL STATEMENTS.

The audited financial statements as of and for the years ended July 31, 2009 and 2008 are attached hereto following the signature page.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of July 31, 2009, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of our Company as of November 9, 2009 are listed below, together with brief accounts of their business experience and certain other information.
Name	Age	Position

Thomas E. Durkin, III	56	President and Director

Russell J. Reardon	59	Director

Michael S. Luther	51	Director

Background of Executive Officers and Directors

Mr. Thomas E. Durkin, III, Director

Mr Durkin is a partner to Durkin & Durkin, a New Jersey based law firm. Mr. Durkin was formally an executive vice-president and general counsel for Waste Services Inc. (NASDAQ: WSII) and area vice-president of corporate development and government affairs for Waste Management Inc. (NYSE: WMI). Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

Mr. Russell J. Reardon, Director

Mr. Reardon is a private investor and financial consultant.  He was formerly chief financial officer of Consolidated Delivery & Logistics, Inc. (“CD&L”).  CD&L was listed on the American Stock Exchange before it was purchased by Velocity Express in August 2006.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, all 2009forms were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our named executive officers of our company and North Texas.

		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
					Number of
			Bonus and		Securities	All Other
			Other Annual	Restricted Stock	Underlying	Compensation
Name and	Year		Compensation	Award(s) ($)	Options/SARs (#)	($)
Principal Position	Ended	Salary ($)	($)

Barry Ennis	2009	$67,400	—	—	—	—
Executive VP	2008	285,000	—	—	—	—
of North Texas(1)	2007	285,000	—	—	—	—

Thomas E. Durkin, III	2009	—			—	—
President, Director	2008	—			—	150,000	(2)
	2007	—			—	—

Michael S. Luther	2009	—				—
	2008	—				—
	2007	—				—

(1)	Mr. Ennis resigned from the Company on October 21, 2008 as a result of the transaction.

(2)	This payment relates to consulting fees for services rendered by Thomas E. Durkin during the year ended July 31, 2008.

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
Name and address	Amount and Nature of Beneficial Ownership		Percent of Class (3)
Laurus Master Fund (5)	3,233,722		25.0%
Dr. Gary Fromm(1)	1,639,463		16.6%
Barbara Dritz Trust	628,781		6.4%
Thomas E. Durkin, III (2)	3,518,183	(4)	35.6%
The Keshet Fund LP 825 Third Avenue, 14th Floor New York, New York 10022	597,471		6.0%
Luther Capital Management, LLC	1,068,961		10.8%
All executive officers and directors as a group	4,587,144		46.4%

(1)	Former officer and/or director of our company.

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

(3)	Based on 9,883,406 shares of common stock outstanding.

(4)	Does not include the 369,169 shares of common stock held by D&D Investments, LLC, a limited liability company of which Mr. Durkin owns 25% of the outstanding membership interests.

(5)	Includes 182,240 shares of common stock and warrants convertible into 3,051,482 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	July 31, 2009	July 31, 2008
(i) Audit Fees	$28,692	$192,206
(ii) Audit Related Fees	—	23,745
(iii) Tax Fees	60,000	—
(iv) All Other Fees	—	—
Total fees	$88,692	$215,951

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

Signature	Title	Date

/s/ Thomas E. Durkin, III
By: Thomas E. Durkin, III	Director	November 23, 2009

/s/ Russell J. Reardon
By: Russell J. Reardon	Director	November 23, 2009

/s/ Michael S. Luther
By: Michael S. Luther	Director	November 23, 2009

ITEM 8. FINANCIAL STATEMENTS.

AMERICAN TECHNOLOGIES GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Technologies Group, Inc.
Fort Worth, TX 76113

We have audited the accompanying consolidated balance sheets of American Technologies Group, Inc. (the "Company") as of July 31, 2009 and 2008 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technologies Group, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, on October 20, 2008, the Company completed the sale of substantially all of the assets of Omaha Holdings Corp.  As a result of the transaction, the Company is without operating assets.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 3 to the accompanying consolidated financial statements, the Company has suffered recurring losses and does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
November 23, 2009

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2009 AND 2008

	July 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$31,068	$4,541
Current assets from discontinued operations	-	11,455,960

Total Current Assets	31,068	11,460,501

Other long-term assets from discontinued operations	-	5,892,535

TOTAL ASSETS	$31,068	$17,353,036

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$508,857	$508,579
Accrued expenses	1,923,901	5,552,591
Convertible notes payable, current portion	-	10,262,532
Current liabilities from discontinued operations	-	6,942,359

Total Current Liabilities	2,432,758	23,266,061

Total liabilities	2,432,758	23,266,061

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized;
376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized;
1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized;
no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value;
9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(80,981,710)	(84,493,045)

Total Deficiency in Stockholders' Equity	(2,401,690)	(5,913,025)

TOTAL LIABILITIES AND DEFICIENCY
IN STOCKHOLDERS' EQUITY	$31,068	$17,353,036

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009	2008

Net sales	$-	$183
Cost of sales	-	-

Gross profit	-	183

Selling, general and administrative expenses	568,981	937,256

Operating income	(568,981)	(937,073)

Other income (expense):
Interest income	197,395	60,145
Interest expense	(155,385)	(1,161,249)
Other income/(financing costs)	150,000	(5,708,961)

Total other income (expense)	192,010	(6,810,065)

Loss from continuing operations before income taxes	(376,971)	(7,747,138)

Benefit from income taxes	(24,860)	-

Net loss from continuing operations	(352,111)	(7,747,138)

Discontinued operations:
Income from discontinued operations	324,165	2,270,892
Gain on sale of assets, net of taxes	3,542,281	-

Net income from discontinued operations	3,866,446	2,270,892

Net income (loss)	3,514,335	(5,476,246)

Preferred dividend	3,000	12,000

Net loss attributable to common shareholders	$3,511,335	$(5,488,246)

Net income (loss) per share, basic and diluted:
Continuing operations	(0.02)	(0.54)
Discontinued operations	0.02	0.16
Gain from divestiture of discontinued operations	0.27	$-
Net income (loss) per share	$0.27	$(0.38)

Weighted average shares outstanding	12,934,888	14,431,102

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2007	376,794	$377	1,500	$2	9,701,166	$9,701	13,719	$14	$78,562,994	$6,750	$(79,004,799)	$(424,961)

Exercise of Stock Options					182,240	$182						182

Preferred dividend											(12,000)	(12,000)

Net loss											(5,476,246)	(5,476,246)

Balance, July 31, 2008	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(84,493,045)	$(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net income											3,514,335	3,514,335

Balance, July 31, 2009	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(80,981,710)	$(2,401,690)

The accompanying footnotes are an integral part of these consoldaited financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	3,514,335	(5,476,246)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain from divestiture of discontinued operations	(3,542,281)	0
Net (loss) income from discontinued operations, net of tax	(324,165)	2,270,892
Changes in accounts payable and accrued expenses	(41,665)	(15,528)
Default fee	0	3,283,666
Amortization of discount	39,782	2,574,928
Net cash (used in) provided by operating activities - continuing operations	(353,994)	2,637,712

Net income (loss) from discontinued operations, net of tax	3,866,446	(2,270,892)
Gain from divestiture of discontinued operations	(3,542,281)	0
Net cash (used in) provided by discontinued operations	(448,050)	1,609,836
Net cash used in operating activities - discontinued operations	(123,885)	(661,056)

Net cash (used in) provided by operating activities	(477,879)	1,976,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	(1,059,986)	-
Proceeds from cancellation of life insurance's cash surrender	-	101,413
Purchases of property and equipment	(18,387)	(225,308)

Net cash used in investing activities	(1,078,373)	(123,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on revolving line of credit	374,406	(868,900)
Proceeds from exercise of options	-	182
Payments on notes	(200,000)	(281,250)

Net cash provided by (used in) financing activities	174,406	(1,149,968)

Net (decrease) increase in cash	(1,381,846)	702,793

Cash and cash equivalents, beginning of year	1,412,914	710,121

Cash and cash equivalents, end of year	$31,068	$1,412,914

Cash paid for:
Interest	$224,898	$1,126,752

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$10,515,813	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

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

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net losses from continuing operations of $352,111 and $7,747,138 for the years ended July 31, 2009 and 2008, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,401,690 as of July 31, 2009.

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

For the Years Ended July 31, 2009 and 2008

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

	2009	2008

Average Common shares outstanding	9,883,406	9,746,102
Options shares deemed outstanding	3,051,482	4,685,000

Total shares outstanding for computation	12,934,888	14,431,102

We use SFAS No. 128, Earnings Per Share for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at July 31, 2009 and 13,697,876 common share equivalents at July 31, 2008.  For the year ended July 31, 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net income (loss) per share.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB Statement 123R “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

There were no grants of employee options during the years ended July 31, 2009 and 2008. There were no unvested options outstanding as of the date of adoption of Statement 123R.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities.

In July 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with  FAS 157.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) ASC 105. SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

The consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended July 31, 2009, we incurred a net loss from continuing operations of $352,111.  Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and management’s ability to identify a business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RETIREMENT PLANS

The Company has a profit sharing and savings plan covering substantially all employees. The Company's contribution to the plan is determined annually by the Board of Directors. The Company made no contributions to the plan for years ended July 31, 2009 and 2008.

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

The plan was liquidated before August 31, 2008, and all participants eligible for benefits were paid in full.  There was no cost, other than administrative expenses, recognized by ATG during the year ended July 31, 2009.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

NOTE 5- CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

TRIGGERING EVENTS THAT ACCELERATE OR INCREASE A DIRECT FINANCIAL OBLIGATION

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Secured Convertible Term B Note in the amount of $2,000,000, we received notification on January 31, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,434,033 in Default Fees). We did not make such payments, and, accordingly, Laurus may take all steps it deems necessary to protect Laurus' interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

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

NOTE 6 - DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008.  As a result of the transaction, the Company is without operating assets.  The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the consolidated financial statements and related notes for all periods presented.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

The major classes of discontinued assets and liabilities included in the consolidated balance sheet at July 31, 2008 are shown below.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

ATG has authorized 1,000,000,000 shares of common stock, with a par value of $.001 per share. On December 5, 2005 we effected a one (1) for three hundred (300) reverse stock split of our issued and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain unchanged. All references to the financial statements and notes for financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of July 31, 2009, 9,883,406 shares of common stock were issued and outstanding.

In connection with the provision of collateral utilized to secure the financing provided by Laurus, we agreed to issue 420,750 shares of common stock to Thomas E. Durkin, III and 420,750 shares of common stock to Luther Capital Management, Inc. and 1,963,500 shares of common stock to Charles and Patricia Matteson. These shares have been valued at $3,450,150 and have been charged to operations during the year ended July 31, 2006. As of July 31, 2006, 2,025,832 of these shares, with a value of $2,491,773, have been issued. The remaining value of $958,377 has been recorded as an accrued expense as of July 31, 2009 and 2008.

Preferred Stock

ATG has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

ATG has authorized 10,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"). The Series A Stock receives a 10% higher dividend than the common stock, is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time at least five years after issuance upon the payment of $3.00 per share. As of July 31, 2009, there are 376,794 shares of Series A Stock outstanding with no shares having been converted.

ATG has authorized 500,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). The Series B Stock has a liquidation preference of $8.00 per share, is entitled to one vote per share and is convertible upon holders request without the payment of any additional consideration during the first year following issuance into the number of shares of common stock equal to the quotient of $8.00 per share and the market value per share for the ten trading days immediately preceding conversion and in subsequent years into one share of common stock for each share of Series B Stock. As of July 31, 2009, there is no Series B Stock issued and outstanding.

ATG has authorized 2,000 shares of Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock has a liquidation preference of $1,000 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2009, there is no Series C Stock issued and outstanding.

ATG has authorized 900,000 shares of Series D Convertible Preferred Stock ("Series D Stock"). The Series D Stock has a liquidation preference of $11.1111 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2009, there is no Series D Stock issued and outstanding.

ATG has authorized 25,000 shares of Series E Convertible Preferred Stock ("Series E Stock"). On September 7, 2005, Nite Capital LP ("Nite") purchased 1,500 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $150,000. The Series E Stock has a liquidation preference of $100 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. Each shares of Series E Convertible Preferred Stock shall be convertible into shares of common stock equal to the stated value of $100 divided by the conversion price of $.0011. The shares of Series E Preferred Stock are not convertible until such time that the Company has increased its authorized shares of common stock to 15,000,000,000. The holders of the Series E Preferred Stock are entitled to receive dividends upon the declaration of a dividend to the common stock holders. However, the payments of such dividend are subject to the payment of dividends on the Series D Convertible Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series E Preferred Stock shall be entitled to receive payments prior to any other securities except that the Series D Preferred Stock shall rank senior to that of the Series E Preferred Stock. The holders of Series E Preferred Stock have no voting rights unless such vote directly impacts the rights of the holders of the Series E Preferred Stock. As of July 31, 2009, there are 1,500 shares of Series E Stock issued and outstanding.

ATG has authorized 900,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock has a liquidation preference of $2.2223 per share, an eight percent coupon payable at the time of conversion, converts to common stock at a 30% discount from the fair market value at the date of conversion, is non-voting and is convertible upon holders request without the payment of any additional consideration. As of July 31, 2009, there is no Series F Stock issued and outstanding.

Committed Common Stock

In connection with certain settlement agreements entered into with note holders, employees and vendors during 2002 and 2004, the Company committed to issue 13,719 shares of the Company's common stock. At July 31, 2009, the committed shares have not been issued.

Stock Subscriptions

As of July 31, 2009, the Company had not issued 15,000 shares of common stock for services at $0.45 per share totaling $6,750.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

All share and per share information herein (including shares outstanding, earnings per share and warrant and stock option exercise prices) reflect the retrospective adjustment for the reverse stock split.

NOTE 8 - WARRANTS

The following table summarizes the changes in warrants outstanding at July 31, 2009 and the related prices for the shares of the Company's common stock issued.  No warrants were issued during the years ended July 31, 2009 or 2008.

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

* Warrant issued does not have a contractual life.

Transactions involving the Company's warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2007	18,565,116	0.339
Granted	-	-
Exercised	(182,240)	(.001)
Canceled or expired	-	-
Outstanding at July 31, 2008	18,382,876	0.342
Granted	-	-
Exercised	-	-
Expired	(1,610,000)	(.006)
Canceled due to divestiture of discontinued operations	(13,721,394)	(.457)
Outstanding at July 31, 2009	3,051,482	0.001

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2009 and 2008

NOTE 9 - RELATED PARTY TRANSACTIONS

On March 1, 1994, we entered into a license agreement with BWN Nuclear Waste Elimination Corporation ("NWEC"), a Nevada corporation partially owned by Robert W. Carroll, for the sublicense to exploit all rights to certain technologies relating to helium cluster beams and other coherent particle beams ("Baser") in their application to the rendering of nuclear waste non-radioactive. At such time as the Company receives an offer to purchase any application of the Baser technology for commercial use, we will issue up to 1,700,000 shares of Series A Convertible Preferred Stock to NWEC. NWEC will also be entitled to a ten percent royalty on our net sales from exploitation of Baser technology. In the event we do not spend at least $100,000 on the development of Baser technology during each fiscal year, the agreement will terminate. There have been no shares granted under this agreement through July 31, 2009. On April 30, 2001, NWEC filed a lawsuit seeking unspecified damages alleging breach of contract relating to the license agreement. As of July 31, 2009, no provision has been made in the financial statements as the outcome is not probable or estimable.

At the time of closing of the North Texas Steel transaction, Thomas E. Durkin, III and Michael Luther each signed personal guaranties guarantying the payment of the Laurus Term B note. In exchange, we agreed to issue each of them 140,250 shares of our common stock at the time of closing of the North Texas Steel Transaction, and an additional 257,125 shares, one-twelfth of which are to vest from and after the date of the closing of the North Texas Steel transactions. As of July 31, 2009, 607,150 of these shares, with a value of $747,532 have been issued. The remaining 187,600 unissued shares valued at $230,748 has been recorded as an accrued expense as of July 31, 2009 and 2008.

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

NOTE 10 - CONTINGENCIES

Litigation

The Company may be involved in various lawsuits arising in the normal course of business. Management believes that any financial responsibility that may be incurred in settlement of such claims and lawsuits would either be covered by insurance or would not be material to the Company's financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENT EVALUATION

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 23, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our Consolidated Financial Statements.