Form 10-Q
period 2009-10-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2009-12-21
CIK 878547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	July 31,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,434	$31,068

Total Current Assets	2,434	31,068

TOTAL ASSETS	$2,434	$31,068

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$508,857	$508,857
Accrued expenses	1,953,901	1,923,901

Total Current Liabilities	2,462,758	2,432,758

Total liabilities	2,462,758	2,432,758

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized; 376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; 1,000,000,000 shares authorized $.001 par value; 9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(81,040,344)	(80,981,710)

Total Deficiency in Stockholders' Equity	(2,460,324)	(2,401,690)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$2,434	$31,068

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	58,634	366,269

Operating income	(58,634)	(366,269)

Other income (expense):
Interest income	—	196,553
Interest expense	—	(155,385)
Financing costs	—	—

Total other income (expense)	—	41,168

Loss from continuing operations before income taxes	(58,634)	(325,101)

Provision for income taxes	—	—

Net loss from continuing operations	(58,634)	(325,101)

Discontinued operations:
Income from discontinued operations	—	324,165
Gain on sale of assets, net of taxes	—	3,542,281

Net income from discontinued operations	—	3,866,446

Net (loss) income	(58,634)	3,541,345

Preferred dividend	—	3,000

Net (loss) income attributable to common shareholders	$(58,634)	$3,538,345

Net (loss) income per share, basic and diluted:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	—	0.02
Gain from divestiture of discontinued operations	—	0.26
Net (loss) income per share	$(0.00)	$0.26

Weighted average shares outstanding - basic and diluted	12,934,888	13,557,480

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JULY 31, 2009 AND THE QUARTER ENDED OCTOBER 31, 2009
(UNAUDITED)

	Preferred Stock		Preferred Stock				Common Stock
	Series A		Series E		Common Stock		To be Issued		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Subscriptions	Deficit	Total

Balance, July 31, 2008	376,794	377	1,500	2	9,883,406	9,883	13,719	14	78,562,994	6,750	(84,493,045)	(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net income											3,514,335	3,514,335

Balance, July 31, 2009	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(80,981,710)	$(2,401,690)

Net loss											(58,634)	(58,634)

Balance, October 31, 2009	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$14	$78,562,994	$6,750	$(81,040,344)	$(2,460,324)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,634)	$3,541,345
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from divestiture of discontinued operations	—	(3,542,281)
Net income from discontinued operations, net of tax	—	(324,165)
Changes in accounts payable and accrued expenses	30,000	(82,881)
Amortization of discount	—	39,782
Net cash used in operating activities - continuing operations	(28,634)	(368,200)

Net income from discontinued operations, net of tax	—	3,866,446
Gain from divestiture of discontinued operations	—	(3,542,281)
Net cash used by discontinued operations	—	(448,050)
Net cash used in operating activities - discontinued operations	—	(123,885)

Net cash used in operating activities	(28,634)	(492,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	—	(1,059,986)
Purchases of property and equipment	—	(18,387)

Net cash used in investing activities	—	(1,078,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on revolving line of credit	—	374,406
Payments on notes	—	(200,000)

Net cash provided by financing activities	—	174,406

Net decrease in cash	(28,634)	(1,396,052)

Cash and cash equivalents, beginning of year	31,068	1,412,914

Cash and cash equivalents, end of year	$2,434	$16,862

Cash paid for:
Interest	$—	$224,898

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$—	$10,515,813

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2009 and for the three month periods ended October 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2010.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $58,634 and $325,101 for the quarters ended October 31, 2009 and 2008, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,460,324 as of October 31, 2009.

Income Taxes

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

October 31, 2009 and 2008

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

Basic and Diluted (Loss) Income Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the periods. Common share equivalents were not considered as they would be anti-dilutive. The number of shares outstanding in the computation of loss per share for the three months ended October 31, 2009 and 2008 is comprised of the following:

	2009	2008

Average common shares outstanding	9,883,406	9,883,406
Options shares deemed outstanding	3,051,482	3,674,074

Total shares outstanding for computation	12,934,888	13,557,480

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

(UNAUDITED)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The condensed consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, during the three months ended October 31, 2009, we incurred a net loss from continuing operations of $58,634.  Since its inception, the Company has incurred significant operating losses totaling in excess of $81 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

October 31, 2009 and 2008

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

(UNAUDITED)

NOTE 6 – DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008.  As a result of the transaction, the Company is without operating assets.  The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations.  Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the unaudited condensed consolidated financial statements and related notes for all periods presented.  The net revenues of North Texas and Whitco for the three-month period ended October 31, 2008 amounted to $8,629,272. The income from operations of North Texas and Whitco for the three-month period ended October 31, 2008 amounted to $324,165.

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

October 31, 2008
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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009 and 2008

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at October 31, 2009:

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the three months ended October 31, 2009, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2009	3,051,482	$0.001
Expired	—
Canceled due to divestiture of discontinued operations	—
Outstanding at October 31, 2009	3,051,482	$0.001

NOTE 8 - SUBSEQUENT EVENT EVALUATION

Management has reviewed and evaluated material subsequent events from the balance sheet date of October 31, 2009 through the financial statements issue date of December 21, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Quarterly Report on Form 10-Q may contain forward-looking statements which relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements are generally identified by the words “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” in the Company’s Annual Report, Form 10-K, filed for the year ended July 31, 2009.

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

The trade of steel fabrication is closely connected with both construction and industrial trades in the pre-fabricating of frames, plates, girders and chutes to be used later in the assembly or erection process. The work is conducted primarily indoors, in small fabricating shops or large factories. A structural steel fabricator works from drawings and sketches to perform the following functions to both ferrous and non-ferrous metals:

☐	Lay out steel for cutting

☐	Burn the metal

☐	Saw, cut, shear and punch holes in metal using drills and other power tools

☐	Shape, form and straighten metal with the use of heat and flame

☐	Fit and ream metal to specifications

☐	Rivet, bolt and grind metal

☐	Weld, with both electric arc and oxyacetylene welding equipment

☐	Prepare, prime and paint structural pieces and plates of steel.

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

Comparison of the Quarter Ended October 31, 2009 to the Quarter Ended October 31, 2008

Selling, General and Administrative Expenses

For the three months ended October 31, 2009, selling, general and administrative expenses totaled approximately $59,000, consisting primarily of administrative expenses and other expenses.  For the three months ended October 31, 2008, selling, general and administrative expenses totaled approximately $366,000, consisting primarily of administrative expenses and other expenses.  The $307,000 decrease from 2008 is due to the virtual suspension of operations.

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

The independent auditor's report on the Company's July 31, 2009 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

DATE: December 21, 2009

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1 - Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350