Form 10-Q
period 2010-01-31
AMERICAN TECHNOLOGIES GROUP INC
filed 2010-03-22
CIK 878547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-23268

AMERICAN TECHNOLOGIES GROUP, INC.

(Name of small business issuer in its charter)

Nevada	95-4307525
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1120 Bloomfield Avenue

West Caldwell, New Jersey 07007

(Address of principal executive offices) (zip code)

Issuer's telephone number: (973)244-9969

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer [	]	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	[	] No

AMERICAN TECHNOLOGIES GROUP, INC.

INDEX

| | | | Page |
|---|---|---|---|
| Part I | | Financial Information | |
| | Item 1. | Financial Statements (unaudited) | |
| | | Condensed Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009 | 3 |
| | | Condensed Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2010 and 2009 | 4 |
| | | Condensed Consolidated Statements of Stockholders' Equity for the Year Ended July 31, 2009 and the Six Months Ended January 31, 2010 | 5 |
| | | Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010 and 2009 | 6 |
| | | Notes to Condensed Consolidated Financial Statements | 7 |
| | Item 2. | Management's Discussion and Analysis of Financial Condition and Results of Operations | 14 |
| | Item 3. | Quantitative and Qualitative Disclosures About Market Risk | 18 |
| | Item 4. | Controls and Procedures | 18 |
| Part II | | Other Information | |
| | Item 1. | Legal Proceedings | 19 |
| | Item 6. | Exhibits | 19 |
| | Signatures | | 20 |

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

AMERICAN TECHNOLOGIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

| | Three Months Ended January 31, 2010 | Three Months Ended January 31, 2009 | Six Months Ended January 31, 2010 | Six Months Ended January 31, 2009 |
|---|---|---|---|---|
| Net sales | $ - | $ - | $ - | $ - |
| Cost of sales | - | - | - | - |
| Gross profit | - | - | - | - |
| Selling, general and administrative expenses | 58,634 | 366,269 | 78634 | 386,511 |
| Operating income | (58,634) | (366,269) | (78,634) | (386,511) |
| Other income (expense): | | | | |
| Interest income | - | 196,553 | - | 197,395 |
| Interest expense | - | (155,385) | - | (155,385) |
| Total other income (expense) | - | 41,168 | - | 42,010 |
| Loss from continuing operations before income taxes | (58,634) | (325,101) | (78,634) | (344,501) |
| Provision for income taxes | - | - | - | - |
| Net loss from continuing operations | (58,634) | (325,101) | (78,634) | (344,501) |
| Discontinued operations: | | | | |
| Income from discontinued operations | - | 324,165 | - | 324,165 |
| Gain on sale of assets, net of taxes | - | 3,542,281 | - | 3,542,281 |
| Net income from discontinued operations | - | 3,866,446 | - | 3,866,446 |
| Net income (loss) | (58,634) | 3,541,345 | (78,634) | 3,521,945 |
| Preferred dividend | - | 3,000 | - | 3,000 |
| Net income (loss) attributable to common shareholders | $ (58,634) | $ 3,538,345 | $ (78,634) | $ 3,518,945 |
| Net income (loss) per share, basic and diluted: | | | | |
| Continuing operations | $ - | $ (0.02) | $ - | $ (0.02) |
| Discontinued operations | - | 0.02 | - | 0.02 |
| Gain from divestiture of discontinued operations | - | 0.26 | - | 0.26 |
| Net income (loss) per share | $ - | $ 0.26 | $ - | $ 0.26 |
| Weighted average shares outstanding - basic and diluted | 12,934,888 | 12,934,888 | 12,934,888 | 13,246,184 |

The accompanying footnotes are an integral part of these unaudited

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010 and 2009

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010 and 2009

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2010 and for the three and six month periods ended January 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2010.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $78,634 and $344,501 for the six months ended January 31, 2010 and 2009, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,480,324 as of January 31, 2010.

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

January 31, 2010 and 2009

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the fiscal year computed under the provisions of SFAS No. 128, Earnings Per Share. Common share equivalents were not considered in 2008 as they would be anti-dilutive. The number of shares outstanding in the computation of loss per share for the three months ended October 31, 2009 and 2008 is comprised of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Common shares outstanding	9,883,406	9,883,406	9,883,406	9,883,406
Option shares deemed outstanding	3,051,482	3,051,482	3,051,482	3,362,778

Total shares outstanding for computation	12,934,888	12,934,888	12,934,888	13,246,184

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010 and 2009

(UNAUDITED)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The condensed consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, during the six months ended January 31, 2010, we incurred a net loss from continuing operations of $78,634. Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

January 31, 2010 and 2009

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010 and 2009

(UNAUDITED)

NOTE 6 – DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008. As a result of the transaction, the Company is without operating assets. The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the unaudited condensed consolidated financial statements and related notes for all periods presented. The net revenues of North Texas and Whitco for the three-month period ended October 31, 2009 and 2008 amounted to $8,629,272 and $8,737,272, respectively. The income from operations of North Texas and Whitco for the three-month period ended October 31, 2009 and 2008 amounted to $324,165 and $322,088, respectively.

The sales proceeds used to compute the gain on sale of assets are as follows:

Principal due on revolving line of credit	$ 7,349,438
Principal due on term loans	2,787,500
Liability assumed for Gryphon note	300,000
Default fees	3,434,033
Total sales proceeds	$13,870,971

The basis of net assets sold totaled $10,328,690. The resulting amount of $3,542,281 is reflected as a gain from divestiture of discontinued operations.

The major classes of discontinued assets and liabilities included in the unaudited condensed consolidated balance sheet at October 31, 2008 are shown below.

Assets	July 31, 2009
Cash	$ 1,408,373
Accounts receivable, net	4,766,652
Retainage receivable	1,862,934
Inventory	3,192,419
Cost and estimated earnings	126,224
Prepaid expenses	99,358
Current assets	11,455,960

Property, plant and equipment, net	2,502,165
Goodwill	3,390,370
Total assets of Discontinued Operations	$ 17,348,495

Liabilities
Accounts payable	$ 3,856,554
Accrued expenses	1,011,467
Billings in excess of cost	2,074,338
Total Liabilities of Discontinued Operations	$ 6,942,359

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010 and 2009

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at January 31, 2010:

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the three months ended January 31, 2010, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2009	3,051,482	$ 0.001
Expired	-	-
Canceled due to divestiture of discontinued operations	-	-
Outstanding at January 31, 2010	3,051,482	$ 0.001

NOTE 8 - SUBSEQUENT EVENT EVALUATION

Management has reviewed and evaluated material subsequent events from the balance sheet date of January 31, 2010 through the financial statements issue date of March 22, 2010. All appropriate subsequent event disclosures, if any, have been made in notes to our Consolidated Financial Statements.

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

Comparison of the Quarter Ended January 31,2010 to the Quarter Ended January 31, 2009

Selling, General and Administrative Expenses

For the three months ended January 31, 2010, selling, general and administrative expenses totaled approximately $20,000, consisting primarily of administrative expenses and other expenses. For the three months ended January 31, 2009, selling, general and administrative expenses totaled approximately $366,000, consisting primarily of administrative expenses and other expenses. The $346,000 decrease from 2008 is due to the virtual suspension of operations.

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

Comparison of the Six Months Ended January 31, 2010 to the Six Months Ended January 31, 2009

Selling, General and Administrative Expenses

For the six months ended January 31, 2010, selling, general and administrative expenses from continuing operation totaled approximately $78,634, consisting primarily of administrative expenses and other expenses. For the six months ended January 31, 2009, selling, general and administrative expenses totaled approximately $386,511, consisting primarily of administrative expenses and other expenses. The $307,877 decrease from 2009 is due to the virtual suspension of operations.

Gain on Sale of Assets, net of taxes

During the six months ended January 31, 2009, the Company recorded a gain on sale of assets in the amount of $3,542,000 in connection with its October 21, 2008 sale of its Omaha Holdings Corp. assets to a subsidiary of Laurus Master Fund. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information of this gain.

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

AMERICAN TECHNOLOGIES GROUP, INC.

/s/ Thomas E. Durkin, III

_______________________________________________________________________________________________________________________________________________________________________

President

DATE: March 22, 2010

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

Exhibit 32.1 - Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350