Form 10-Q
period 2010-04-30
AMERICAN TECHNOLOGIES GROUP INC
filed 2010-06-21
CIK 878547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               [X]  Yes    [  ]  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]         Accelerated filer [   ]          Non-accelerated filer [   ]     Smaller reporting company [X]

     (Do not check if a smaller

                 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X]  Yes    [   ]  No

AMERICAN TECHNOLOGIES GROUP, INC.

INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of April 30, 2010
		and July 31, 2009	3

		Condensed Consolidated Statements of Operations for the Three and Nine
		Months Ended April 30, 2010 and 2009	4

		Condensed Consolidated Statements of Stockholders' Equity for
		the Year Ended July 31, 2009 and the Nine Months Ended	5
		April 30, 2010

		Condensed Consolidated Statements of Cash Flows for the Nine
		Months Ended April 30, 2010 and 2009	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	16

	Item 4.	Controls and Procedures	16

Part II		Other Information

	Item 1.	Legal Proceedings	17

	Item 6.	Exhibits	17

	Signatures		18

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

AMERICAN TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2010	July 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$ 1,565	$ 31,068
Current assets from discontinued operations	-	-

Total Current Assets	1,565	31,068

TOTAL ASSETS	$ 1,565	$ 31,068

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 508,857	$ 508,857
Accrued expenses	1,993,032	1,923,901

Total Current Liabilities	2,501,889	2,432,758

Total liabilities	2,501,889	2,432,758

Deficiency in Stockholders' Equity:
Preferred stock, series A; 10,000,000 shares authorized; 376,794 shares issued and outstanding	377	377
Preferred stock, series B; 500,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series C; 2,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series D; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, series E; 25,000 shares authorized; 1,500 shares issued and outstanding	2	2
Preferred stock, series F; 900,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; 1,000,000,000 shares authorized $.001 par value; 9,883,406 shares issued and outstanding	9,883	9,883
Common stock to be issued	14	14
Stock subscription	6,750	6,750
Additional paid-in capital	78,562,994	78,562,994
Accumulated deficit	(81,080,344)	(80,981,710)

Total Deficiency in Stockholders' Equity	(2,500,324)	(2,401,690)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$ 1,565	$ 31,068

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Net sales	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	20,000	7,412	98,634	393,923

Operating income	(20,000)	(7,412)	(98,634)	(393,923)

Other income (expense):
Interest income	-	-	-	197,395
Interest expense	-	-	-	(155,385)

Total other income (expense)	-	-	-	42,010

Loss from continuing operations before income taxes	(20,000)	(7,412)	(98,634)	(351,913)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(20,000)	(7,412)	(98,634)	(351,913)

Discontinued operations:
Income from discontinued operations	-	-	-	324,165
Gain on sale of assets, net of taxes	-	-	-	3,542,281

Net income from discontinued operations	-	-	-	3,866,446

Net income (loss)	(20,000)	(7,412)	(98,634)	3,514,533

Preferred dividend	-	-	-	3,000

Net income (loss) attributable to common shareholders	$ (20,000)	$ (7,412)	$ (98,634)	$ 3,511,533

Net income (loss) per share, basic and diluted:
Continuing operations	$ -	-	$ -	$ (0.02)
Discontinued operations	-	-	-	0.02
Gain from divestiture of discontinued operations	-	-	-	0.26
Net income (loss) per share	$ -	$ -	$ -	$ 0.26

Weighted average shares outstanding - basic and diluted	12,934,888	12,934,888	12,934,888	13,142,419

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JULY 31, 2009 AND THE NINE MONTHS ENDED APRIL 30, 2010

(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series E		Common Stock		Common Stock To be Issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Subscriptions	Accumulated Deficit	Total

Balance, July 31, 2008	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$ 14	$78,562,994	$6,750	$(84,493,045)	$(5,913,025)

Preferred dividend											(3,000)	(3,000)

Net loss											3,514,335	3,514,335

Balance, July 31, 2009	376,794	377	1,500	2	9,883,406	9,883	13,719	14	78,562,994	6,750	(80,981,710)	(2,401,690)

Preferred dividend											-	-

Net income											(98,634)	(98,634)

Balance, April 30, 2010	376,794	$377	1,500	$2	9,883,406	$9,883	13,719	$ 14	$78,562,994	$6,750	$(81,080,344)	$(2,500,324)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (98,634)	$ 3,514,533
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from divestiture of discontinued operations		(3,542,281)
Net income from discontinued operations, net of tax		(324,165)
Changes in accounts payable and accrued expenses	69,131	(72,654)
Amortization of discount		39,782
Net cash used in operating activities - continuing operations	(29,503)	(384,785)

Net income from discontinued operations, net of tax	-	3,866,446
Gain from divestiture of discontinued operations	-	(3,542,281)
Net cash used by discontinued operations	-	(448,050)
Net cash (used in) provided by operating activities - discontinued operations	-	(123,885)

Net cash (used in) provided by operating activities	(29,503)	(508,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid on sale of assets - discontinued operations	-	(1,059,986)
Purchases of property and equipment	-	(18,387)

Net cash used in investing activities	-	(1,078,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on revolving line of credit	-	374,406
Payments on notes	-	(200,000)

Net cash provided by (used in) financing activities	-	174,406

Net decrease in cash	(29,503)	(1,412,637)

Cash and cash equivalents, beginning of year	31,068	1,412,914

Cash and cash equivalents, end of period	$ 1,565	$ 277

Cash paid for:
Interest	$ -	$ 224,898

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets sold in exchange for relief of notes payable	$ -	$ 10,515,813

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010 and 2009

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

On September 7, 2005, ATG, through a newly formed wholly owned subsidiary, Omaha Holdings Corp. ("Omaha"), entered into a Share Purchase Agreement ("Agreement") with the stockholders of North Texas Steel Company, Inc. ("North Texas"), a privately-held company. Effective with the Agreement, all previously outstanding common stock owned by North Texas's shareholders was exchanged for $11,000,000. The transaction is accounted for using the purchase method of accounting. The results of operations for North Texas have been included in the audited consolidated statements of operations since the date of acquisition.

On April 25, 2006, ATG, through a newly formed wholly owned subsidiary, Whitco Poles, Inc. (“Whitco”), acquired certain assets of Whitco Company, LP. The transaction is accounted for using the purchase method of accounting. The results of operations for the Whitco Company, LP assets have been included in the audited consolidated statements of operations since the date of acquisition.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010 and 2009

(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2010 and for the three and nine month periods ended April 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10Q. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended July 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending July 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our unaudited condensed consolidated financial statements and the accompanying notes, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), include American Technologies Group, Inc. and all subsidiaries. We consolidate all majority-owned and controlled subsidiaries as well as variable interest entities in which we are the primary beneficiary.  We did not participate in any variable interest entities for the period presented.

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from continuing operations of $98,634 and $351,913 for the nine months ended April 30, 2010 and 2009, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,500,324 as of April 30, 2010.

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

April 30, 2010 and 2009

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

Basic and Diluted Income (Loss) Per Share

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding. The number of shares outstanding in the computation of loss per share for the three and nine month periods ended April 30, 2010 and 2009, is comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Common shares outstanding	9,883,406	9,883,406	9,883,406	9,883,406
Option shares deemed outstanding	3,051,482	3,051,482	3,051,482	3,259,013

Total basic shares outstanding for computation	12,934,888	12,934,888	12,934,888	13,142,419

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010 and 2009

(UNAUDITED)

NOTE 3 – FINANCIAL CONDITION AND GOING CONCERN

The condensed consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, during the nine months ended April 30, 2010, we incurred a net loss from continuing operations of $98,634.  Since its inception, the Company has incurred significant operating losses totaling in excess of $80 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

April 30, 2010 and 2009

(UNAUDITED)

NOTE 5 - CONVERTIBLE DEBENTURES AND OTHER NOTES PAYABLE

TRIGGERING EVENTS THAT ACCELERATE OR INCREASE A DIRECT FINANCIAL OBLIGATION

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Secured Convertible Term B Note in the amount of $2,000,000, we received notification on April 30, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,434,033 in Default Fees). We did not make such payments, and, accordingly, Laurus may take all steps it deems necessary to protect Laurus' interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010 and 2009

(UNAUDITED)

NOTE 6 – DIVESTITURE

On October 21, 2008, the Company completed the sale of all the assets of Omaha Holdings Corp. including the operating assets of North Texas and Whitco to a subsidiary of Laurus Master Fund as described in the Definitive Proxy dated September 16, 2008. As a result of the transaction, the Company is without operating assets. The Omaha Holdings Corp., North Texas and Whitco businesses are accounted for as discontinued operations. Accordingly, the Omaha Holdings Corp., North Texas and Whitco businesses are reflected as discontinued operations in the unaudited condensed consolidated financial statements and related notes for all periods presented. The net revenues of North Texas and Whitco for the three-month period ended October 31, 2008 amounted to $8,737,272. The income from operations of North Texas and Whitco for the three-month period ended 2008 amounted to $322,088, respectively.

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

AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010 and 2009

(UNAUDITED)

NOTE 7 – WARRANTS

The following table summarizes the changes in warrants outstanding at April 30, 2010:

	Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	3,051,482	*	N/A	$0.001	3,051,482	$0.001

*Warrant issued does not have a contractual life.

For the nine months ended April 30, 2010, transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at July 31, 2009	3,051,482	$ 0.001
Expired	-	-
Canceled due to divestiture of discontinued operations	-	-
Outstanding at April 30, 2010	3,051,482	$ 0.001

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

Comparison of the Quarter Ended April 30, 2010 to the Quarter Ended April 30, 2009

Selling, General and Administrative Expenses

For the three months ended April 30, 2010, selling, general and administrative expenses totaled approximately $20,000, consisting primarily of administrative expenses and other expenses.  For the three months ended April 30, 2009, selling, general and administrative expenses totaled approximately $7,412, consisting primarily of administrative expenses and other expenses.

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

Comparison of the Nine Months Ended April 30, 2010 to the Nine Months Ended April 30, 2009

Selling, General and Administrative Expenses

For the nine months ended April 30, 2010, selling, general and administrative expenses from continuing operation totaled approximately $98,634, consisting primarily of administrative expenses and other expenses. For the nine months ended April 30, 2009, selling, general and administrative expenses totaled approximately $393,923, consisting primarily of administrative expenses and other expenses. The $295,289 decrease from 2009 is due to the virtual suspension of operations.

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

As a result of our failure to timely pay our current obligations due to Laurus Master Fund, Ltd. ("Laurus") under our Secured Convertible Term B Note in the amount of $2,000,000, we received notification on April 30, 2008 from Laurus that certain events of default had occurred and are continuing beyond any applicable cure or grace period with respect to all of our secured obligations due to Laurus. We also received a letter from LV Administrative Services, Inc. ("LV Administrative Services"), acting in the capacity of administrative and collateral agent for Laurus, that demands the immediate payment of all past due amounts owed to Laurus by February 1, 2008. The amounts demanded totaled $13,580,810 ($10,350,000 in principal amortization, $96,777 in accrued interest, and $3,434,033 in Default Fees). We did not make such payments, and, accordingly, Laurus (as well as Gryphon Master Fund, LTD ("GMF"), and GSSF Master Fund, LP ("GSSF")) may take all steps it deems necessary to protect their interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to it.

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

The purpose of the Sale was to eliminate in excess of $13.5 principal amount of indebtedness and accrued and unpaid interest thereon owed by us to Laurus Master Fund, as well as over $800,000 of indebtedness due to Gryphon Fund for a total value of indebtedness of approximately $14.3 million as of June 1, 2008. We have not generated adequate revenues with which to service such debt and we have no realistic independent ability to do so. Absent the Sale, we would have faced a foreclosure proceeding which would have put a further strain on our otherwise very limited available financial resources.

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

DATE: June 21, 2010

EXHIBIT INDEX

Exhibit 31.1 - Certification by Principal Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

Exhibit 32.1 - Certification by Principal Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350